Form 10-K
period 2007-12-31
Atlas Acquisition Holdings Corp.
filed 2008-03-28
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Commission File Number 000-1413609
ATLAS ACQUISITION HOLDINGS CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0852483

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Hauslein & Company, Inc. 11450 SE Dixie Highway, Ste 105 Hobe Sound, Florida	33455

(Address of Principal Executive Offices)	(Zip Code)
(772) 545-9042

Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

Units, each consisting of one share of Common Stock, par value $.001 per share, and one Warrant	American Stock Exchange

Common Stock included in the Units	American Stock Exchange

Warrants included in the Units	American Stock Exchange
Securities Registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑      No ☐
     The aggregate market value of the voting common stock held by non-affiliates of the registrant (6,339,115 shares) based on the closing sales price for the registrant’s common stock on March 17, 2008, as reported on the American Stock Exchange, was approximately $57,115,426. (The registrant became subject to the reporting requirements of the Exchange Act in January 2008 and, therefore, is not able to provide information about the market value as of the end of the second quarter of 2007.) For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of March 17, 2008, the registrant had outstanding 25,000,000 shares of common stock.

ATLAS ACQUISITION HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K
Fiscal-Year Ended December 31, 2007

Statement Regarding Forward-Looking Statements
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	inability to have our securities listed on the American Stock Exchange following a business combination or the delisting of our securities from the American Stock Exchange;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	our ongoing financial performance.
     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in Item 1A, “Risk Factors.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
     References in this report to “we,” “us,” or “our company” refer to Atlas Acquisition Holdings Corp. References to our “founders” refer, collectively, to our officers, our independent directors and our special advisors who acquired our securities before our initial public offering. References to “public stockholders” refer to purchasers of our securities in our initial public offering and subsequent purchasers in the secondary market. To the extent our founders purchased common stock in our initial public offering or thereafter in the open market they would be “public stockholders” for liquidation and dissolution purposes, but will vote all such shares in favor of our initial business combination and therefore would not be eligible to seek redemption in connection with a vote on a business combination.

PART I
Item 1. Business.
Introduction
     We are a Delaware blank check company formed on September 6, 2007 to complete a business combination with one or more operating businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry or geography.
     On January 30, 2008, we completed our initial public offering of 20,000,000 units for an offering price of $10.00 or an aggregate of $200,000,000. Each unit consists of one share of our common stock, par value $.001, and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.00 commencing on the later of our consummation of a business combination or January 23, 2009, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on January 23, 2012, unless earlier redeemed.
     We received gross proceeds of $200,000,000 from our initial public offering. Of those proceeds, (i) we deposited $194,200,000 into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee, which included $8,955,000 of deferred underwriting fees; (ii) the underwriters of our initial public offering, Lazard Capital Markets LLC and Morgan Stanley & Co. Incorporated, received $5,045,000 in underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $755,000 for offering expenses and to fund our initial working capital. In addition, we deposited into the trust account gross proceeds of $5,800,000 received from the sale of insider warrants to James N. Hauslein, Gaurav V. Burman, Sir Peter Burt, Michael T. Biddulph, Michael W. Burt, and Promethean plc, which sale was consummated concurrently with the closing of our initial public offering. Each insider warrant was purchased at a price of $1.00 per warrant and has an exercise price of $7.00.
     The aggregate of $200,000,000 deposited into the trust account will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us.
     Since our initial public offering in January 2008, we have been actively engaged in sourcing a suitable business combination candidate. We do not have any specific merger, stock exchange, asset acquisition, reorganization, or other business combination under consideration or contemplation but we have met with prospective acquisition targets, service professionals and other intermediaries to discuss our company, the background of our management and our business combination preferences. As of the date of filing of this report we have not consummated any business combination or entered into any definitive business combination agreement. Except for interest income generated on the trust account in which the majority of the proceeds of our initial public offering is held, we have not generated any revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies.
Business Strategy
     We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.
•	Established Companies with Proven Track Records. We will seek to acquire established companies with sound historical operating performance, including those whose existing capital structure or capital needs may present financial challenges. For instance, we believe that target companies exist that have a strong operating history but that may require additional equity in order to deleverage their existing capital structure or otherwise expand their business. These companies may be unable to obtain capital on satisfactory terms in the current marketplace and may therefore view a combination with our company, and the resultant access to our capital resources, to be attractive. We will typically focus on companies with a history of strong operating and financial results and we do not intend to acquire start-up companies.
•	Companies with Sound Business Models. We will target acquisition candidates with sound business models that offer opportunities for growth.

•	Strong Competitive Industry Position. We will seek to acquire businesses that operate within industries that have strong fundamentals. The factors we will consider include competitive dynamics, level of consolidation, need for capital investment, and barriers to entry. We will examine the ability of these target businesses to defend and improve their advantages in areas that may include product or service quality, customer loyalty, investment needs, and brand positioning.

•	Experienced Management Team. We will seek to acquire businesses that have successful management teams. We will focus on management teams with a proven track record of driving revenue growth and enhancing the profitability of the acquisition candidate.
Competitive Advantages
     We believe that we have the following competitive advantages over other entities with business objectives similar to ours:
     Management Expertise
     James N. Hauslein, our chairman and chief executive officer, served as chairman of Sunglass Hut International from 1991 to 2001 and served as chief executive officer from May 1997 to January 1998 and January 2001 to April 2001. Mr. Hauslein has significant experience operating a complex, vertically integrated, international consumer products business conducting transactions in multiple currencies, products, languages, and geographies. During Mr. Hauslein’s tenure at Sunglass Hut International, he led the growth of its revenues from approximately $37 million in 1987 to approximately $680 million for fiscal 2000 prior to its acquisition by Luxottica Group SpA (Milan and NYSE: LUX) in April 2001. At the time of Luxottica Group’s acquisition, Sunglass Hut International operated approximately 2,000 company-owned Sunglass Hut International, Watch Station, Watch World, and combination stores in the United States, Canada, the Caribbean, Europe, Asia, Australia, and New Zealand.
     Gaurav V. Burman, our president and secretary and a member of our board of directors, was a director in the business development group at Dabur India Ltd. (Mumbai: DABUR), a $2 billion market cap company controlled by Mr. Burman’s family. Mr. Burman was involved in negotiating joint ventures with leading UK, European, and U.S. companies seeking to access the Indian market. Furthermore, Mr. Burman and Mohit Burman, one of our special advisors and Mr. Burman’s brother, formed joint ventures with prominent global financial services companies, such as Fidelity International, Aviva plc, and ABN AMRO, to enable them to access the Indian market.
     Assistance of Promethean
     Promethean Investments has a strong track record of identifying small and mid-cap businesses with temporary challenges or structural problems and helping management effect change to create value. Since its formation in 2005, Promethean Investments has made seven acquisitions of, or significant investments in, private companies across a wide variety of sectors and has also made a number of equity investments in public companies. We expect that Promethean’s founding partners will help us identify and evaluate target companies and assist us with the due diligence of the target company. Other than Mr. Burman, none of these individuals is required to commit any specified amount of time to our affairs. Sir Peter Burt is currently the chairman of Promethean India plc and of Promethean plc. Sir Peter Burt has over 25 years of investment experience combined with significant acquisition and integration experience and proven operating and management skills. Sir Peter Burt spent most of his career with Bank of Scotland, where he became Chief General Manager and Chairman of the Management Board in 1988, and later became Group CEO. Sir Peter Burt was Deputy Chairman of HBOS plc from 2001 to 2003 after Bank of Scotland’s £28 billion merger with Halifax. Sir Peter Burt served on the board of directors for Royal Dutch Shell, served as chairman of ITV, the UK’s largest terrestrial broadcaster, and was a special advisor to Apax, a position he left when he founded Promethean plc. Mohit Burman is the leader of the India investment team for Promethean India plc and is a director of Promethean India Advisors Ltd. Mohit Burman is a director of Dabur,

ABN AMRO Securities India, Mahindra Forging, and Dabur Pharmaceuticals and has successfully identified and executed six private equity transactions in India. Michael W. Burt is a partner of Promethean Investments and is a director of a number of privately held UK companies. Mr. Burt has over 10 years of private equity experience. Michael T. Biddulph is a partner of Promethean Investments and is a director of a number of privately held UK companies. Mr. Biddulph has 10 years of investment experience in a broad range of sectors including the healthcare, manufacturing, and support services sectors.
     Promethean Investments has agreed to make investment professionals located in its offices in London, New Delhi, and Mumbai available, at no cost to us, to actively source, evaluate, and assist us in the due diligence of a target company. In addition, Promethean has agreed that it will provide us a right of first refusal with respect to any potential investment opportunity except (i) any investment in an entity incorporated or formed in the United Kingdom which does not exceed $100 million of equity by Promethean or (ii) any investment in an entity incorporated or formed in India which does not exceed $50 million of equity by Promethean India.
     Merger and Acquisition Expertise
     Our executive officers, directors, and special advisors have extensive experience in both private equity investing and public company mergers and acquisitions, both domestically and internationally. We believe that this experience will allow us to critically evaluate the potential benefits as well as the risks involved in any proposed business combination. The experience of our executive officers will be critical to our successfully identifying and completing an initial business combination.
     Mr. Hauslein has over 20 years of private equity investing experience and is currently a director of Promethean India plc. Mr. Hauslein, along with his other partners at Kidd, Kamm & Company and Desai Capital, acquired a controlling interest in Sunglass Hut International in June 1987 for a total transaction value of approximately $36 million. In 1991, Mr. Hauslein led the buyout of Sunglass Hut International from the other Kidd, Kamm shareholders and the founders for an enterprise value of approximately $78 million. Mr. Hauslein led the sale of Sunglass Hut International to Luxottica Group SpA in April 2001 for an enterprise value of approximately $681 million. While at Sunglass Hut International, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia. In connection with the sale of Sunglass Hut International, Mr. Hauslein entered into a noncompetition agreement that lasted until April 2006. During that time, Mr. Hauslein identified and invested in several private companies. Prior to his tenure at Sunglass Hut, Mr. Hauslein was a partner at private equity firm Kidd, Kamm & Company, where he was responsible for identifying, consummating, and overseeing a number of middle-market acquisitions. Mr. Hauslein is an independent director of GLG Partners, Inc. (NYSE: GLG) and was previously an independent director of Freedom Acquisition Holdings, Inc. (formerly AMEX: FRH), a $528 million general purpose blank check company that recently completed a business combination with GLG Partners, Inc. in a transaction valued at approximately $3.4 billion. Mr. Hauslein is also an independent director of Liberty Acquisition Holdings Corp. (AMEX: LIA), a general purpose blank check company that raised approximately $1 billion in its December 2007 initial public offering.
     Mr. Burman has over 10 years of experience in private equity, in which he has invested in companies in India, the United Kingdom, Europe, and the United States. Prior to helping found Promethean, Mr. Burman was a director at Dresdner Kleinwort Capital, where he was instrumental in forming Dresdner’s US$125 million media and technology fund in which he was a founding partner. While a member of the U.S. media and technology team, Mr. Burman originated, structured, and executed a number of direct equity investments in India, the United Kingdom, Europe, and the United States. Mr. Burman also sat on the Investment Committee of Dresdner’s Fund of Funds business and was part of a team that allocated over $1 billion to private equity funds globally.
     Since 2005, Promethean Investments has made seven acquisitions of, or significant investments in, private companies across a wide variety of sectors and has also made a number of equity investments in public companies.
     Established Deal Sourcing Network
     We believe that the extensive contacts and relationships of our executive officers, directors, and special advisors and their experience in finding and executing business, investment, and acquisition transactions will enable us to successfully source, evaluate, and execute an initial business combination opportunity. Additionally, our executive officers, directors, and special advisors have extensive contacts with consultants, investment bankers, attorneys, and accountants, among others. While the past successes of our executive officers, directors, and special advisors do not guarantee that we will successfully identify and consummate an initial business combination, they will play an important role in assisting us in finding potential targets and negotiating an agreement for our initial business combination.
     Geographically Diverse Transaction Teams
     Our executive officers, directors, and special advisors are located in the United States, the United Kingdom, and India. We believe this geographic coverage will provide us with a much greater selection of candidates for an initial business combination. The presence of our executive officers, directors, and special advisors in those locales will allow us to quickly evaluate and capitalize on potential opportunities. Finally, since those people live in these locales, we believe that we will be better able to evaluate the relative merits of a proposed business combination candidate. However, we will not be limited to any specific geography for our initial business combination.
Effecting a Business Combination
     General
     We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt, or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, there is no current basis for stockholders to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but that desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control, and compliance with various Federal and state securities laws. While some such candidates will view a business combination with our company favorably in light of such considerations, other candidates may view a potential combination unfavorably because of certain disadvantages inherent in a business combination with us. See Item 1, “Business — Competition” for a discussion of these disadvantages. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.
     While we have not selected any target business or target industry on which to concentrate our search for a business combination, we are currently in the process of identifying and evaluating targets for an initial transaction. We do not have any specific merger, stock exchange, asset acquisition, reorganization, or other business combination under consideration or contemplation but we have met with prospective acquisition targets, service professionals and other intermediaries to discuss our company, the background of our management and our business combination preferences. As of the date of filing of this report we have not consummated any business combination or entered into any definitive business combination agreement. We cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms.
     Subject to the limitations that a target business have a fair market value of at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions), as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We will not enter into a business combination with any business with which Promethean has previously had acquisition or investment discussions prior to the consummation of our initial public offering. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although we will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
     Prior to consummation of a business combination, we will seek to have all vendors and service providers (which would include any third parties we engage to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest, or claim of any kind they may have in or to any monies held in the trust account. There is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable. James N. Hauslein and Gaurav V. Burman have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe that our board of directors may be obligated to pursue a potential claim for reimbursement from Messrs. Hauslein and Burman pursuant to the terms of their agreements with us if it would be in the best interests of our stockholders to pursue such a claim. Such a decision would be made by a majority of our disinterested directors based on the facts and circumstances at the time. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. Furthermore, Messrs. Hauslein and Burman will not have any personal liability (1) as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business), even if such waiver is subsequently found to be invalid or unenforceable, and (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.
     Sources of target businesses
     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings, or advertisements. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future if we believe that such firm or individual could add significant value by identifying a unique acquisition opportunity or otherwise assisting in structuring a transaction. In the event we engage such firm or individual, we may pay a finder’s fee, consulting fee, or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. Our officers and board of directors will take into consideration similar fees paid by other companies for acquisitions of a similar size and use their business judgment when determining the size of any finder’s fee.
     Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our management has experience in evaluating transactions but will retain advisors as they deem necessary to assist them in their due diligence efforts.
     In no event, however, will any of our existing officers, directors, stockholders, or special advisors, or any entity with which they are affiliated, be paid, from us or a target business, any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors, or stockholders, we would do so only if we obtained an opinion from an independent investment banking firm, that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. However, as of the date of this report, there are no affiliated entities that we would consider as a business combination target. We also do not anticipate acquiring an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions, nor do we anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from, Promethean or another private equity or investment banking firm (or an affiliate thereof) that is affiliated with our management. However, if we determine to acquire an entity affiliated with our officers, directors, special advisors, initial stockholders, or their affiliates, we are required to obtain an opinion from an independent investment banking firm, which is a member of FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurances that, as a result of such limitations or applicable law, stockholders, in addition to our board of directors, will be entitled to rely on the opinion. We expect that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used. When deciding to select a particular investment banking firm, one of the factors we will consider is that firm’s view on whether or not our stockholders may rely on its opinion.
     Selection of a target business and structuring of a business combination
     Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions), we will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, we may consider a variety of factors, including one or more of the following:
•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of products or services;

•	degree of current or potential market acceptance of products or services;

•	proprietary features and degree of intellectual property or other protection of products or services;

•	regulatory environment of the industry; and

•	time and costs associated with effecting the business combination.
     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information that is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We intend to have all prospective target businesses execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, it is unlikely we would continue negotiations with such target business.
     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.
     Fair market value of target business
     The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions), although we may acquire a target business whose fair market value significantly exceeds 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions). We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (which would be greater than 50% of the voting securities of the target business). We will not become a holding company for a minority interest in a target business. In all instances, we would acquire an entity which we would control for accounting purposes, meaning we would either consolidate the business of our target into our financial statements or such target’s financial statements would become our financial statements going forward. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and seek to raise additional funds through a private offering of debt or equity securities. As a result, our stockholders may become minority stockholders subsequent to a business combination. Since we have no specific business combination under consideration, we have not entered into any such fundraising arrangement and have no current intention of doing so.
     The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings and cash flow, and book value). If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion or the target business is affiliated with our officers, directors, special advisors, or existing stockholders, we will obtain an opinion from an unaffiliated, independent investment banking firm, that is a member of FINRA, with respect to the satisfaction of such criteria. Firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurances that, as a result of such limitations or applicable law, stockholders, in addition to our board of directors, will be entitled to rely on the opinion. We expect that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used. When deciding to select a particular investment banking firm, one of the factors we will consider is that firm’s view on whether or not our stockholders may rely on its opinion.
     Issuance of additional debt or equity
     We may need to raise additional equity or incur additional debt financing in order to consummate an acquisition. As the valuation of the proposed target business increases, a greater amount of such additional equity or debt would be required. The mix of debt or equity would depend on the nature of the potential target business, including its historical and projected cash flow and its projected capital needs. It would also depend on general market conditions at the time, including prevailing interest rates and debt to equity coverage ratios. For example, capital intensive businesses usually require more equity and mature businesses with steady historical cash flow may sustain higher debt levels than growth companies.
     We believe that it is typical for private equity firms and other financial buyers to use leverage to acquire operating businesses. Such debt is often in the form of both senior secured debt and subordinated debt, which may be available from a variety of sources. Banks and other financial institutions may provide senior or senior secured debt based on the target company’s cash flow. Mezzanine debt funds or similar investment vehicles may provide additional funding on a basis that is subordinate to the senior or secured lenders. Such instruments typically carry higher interest rates and are often accompanied by equity coverage such as warrants. We cannot assure you that such financing would be available on acceptable terms or at all. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required stockholder approval for the business combination.
     Lack of business diversification
     Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may depend entirely upon the future performance of a single business. Unlike other entities that may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:
•	subject us to numerous economic, competitive, and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products or services.
     If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.
     Limited ability to evaluate the target business’ management
     Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management team will have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated with us in senior management or advisory positions following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.
     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge, or experience necessary to enhance the incumbent management.
     Opportunity for stockholder approval of business combination
     Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and the amendment to extend our corporate life.
     In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.
     In connection with the vote required for any business combination, all of our founders, including all of our officers and directors, have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement will not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our founders. Accordingly, they may vote those shares on a proposed business combination in any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders is voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.
     Conversion rights
     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our founders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in or underlying their initial shares or purchased by them in our initial public offering or in the aftermarket. The actual per-share conversion price will be equal to the amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any accrued interest, net of any income taxes on such interest, which shall be paid from the trust account, and net of interest income of up to $3.5 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold our initial public offering. Without taking into account any interest earned on the trust account, the initial per-share conversion price would be $10.00.
     An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement, which will occur at least 10 days prior to the stockholders’ meeting, and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. As the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipate. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Conversely, if the market price fell below the conversion price, he could deliver his shares to the company and receive the conversion price. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $25 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting because the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to stockholders when compared to the traditional process unless the stockholders elect conversion but the transaction is not approved, which may result in a stockholder incurring a $25 fee.

     Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they hold.
     If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until January 23, 2010. If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholders. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.
     We will not complete any business combination if public stockholders owning 30% or more of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning up to one share less than 30% of the shares sold in our initial public offering may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders.
     Investors in our initial public offering who do not sell the warrants included in the units, or persons who purchase common stock in the aftermarket at a price in excess of $10.00 per share, may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price.
     Liquidation if no business combination
     Our amended and restated certificate of incorporation provides that we will continue in existence only until January 23, 2010. This provision may not be amended except by the affirmative vote of a majority of our common stock in connection with the consummation of a business combination or, in all other cases, by at least 95% of the common stock issued in our initial public offering. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would require our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to file a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by January 23, 2010 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination. In addition, we will not support, directly or indirectly, or in any way endorse or recommend, that stockholders approve an amendment or modification to this provision and are contractually obligated not to amend or waive this provision pursuant to the underwriting agreement that we entered into with the underwriters of our initial public offering.
     If we are unable to complete a business combination by January 23, 2010, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our founders have waived their rights to participate in any liquidating distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, James N. Hauslein and Gaurav V. Burman have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.
     If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves, which claims could have higher priority than the claims of our public stockholders. Messrs. Hauslein and Burman have personally agreed, pursuant to agreements with us, Lazard Capital Markets, and Morgan Stanley that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only if, and to the extent, the claims reduce the amount in the trust account. We believe that our board of directors may be obligated to pursue a potential claim for reimbursement from Messrs. Hauslein and Burman pursuant to the terms of their agreements with us if it would be in the best interests of our stockholders to pursue such a claim. Such a decision would be made by a majority of our disinterested directors based on the facts and circumstances at the time. We cannot assure you, however, that Messrs. Hauslein and Burman would be able to satisfy those obligations. Furthermore, Messrs. Hauslein and Burman will not have any personal liability (1) as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business), even if such waiver is subsequently found to be invalid or unenforceable, and (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Accordingly, the actual per-share liquidation price could be less than $10.00, plus interest, due to claims of creditors. Furthermore, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.
     Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination that the stockholder voted against and that is completed by us. In no other circumstances will a stockholder have any right or interest of any kind in or to the trust account.
     Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after January 23, 2010 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims, and (iii) all claims that may potentially be brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could potentially be brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, and investment bankers) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, and prospective target businesses execute agreements with us waiving any right, title, interest, or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact, as there is no guarantee that vendors, service providers, and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.
     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by our stockholders could be viewed under applicable debtor/creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after January 23, 2010, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors or as having acted in bad faith, and thereby expose itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Conflicts of Interest
     Stockholders and potential investors should be aware of the following potential conflicts of interest:
•	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Accordingly, we do not expect our independent directors to present investment and business opportunities to us.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	The initial shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed, and the insider warrants purchased by our officers and directors and any warrants that they may have purchased in our initial public offering or in the aftermarket will expire worthless if a business combination is not consummated. Additionally, our officers and directors will not receive liquidating distributions with respect to any of their initial shares. Furthermore, the purchasers of the insider warrants have agreed that such warrants will not be sold or transferred by them until after we have completed a business combination. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination with.

•	Our directors and officers may have purchased shares of common stock as part of our initial public offering or in the open market. If they did, they would be entitled to vote such shares as they choose on a proposal to approve a business combination.

•	Our special advisors owe no fiduciary obligations to us. Therefore, they have no obligation to present business opportunities to us at all and will only do so if they believe it will not violate their fiduciary obligations to others.
     In general, officers and directors of a corporation incorporated under the laws of the state of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business;

•	the corporation has an interest or expectancy in the opportunity; and

•	by taking the opportunity, the fiduciary will be placed in a position that conflicts with his duties to the corporation.
     Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities and we do not expect our independent directors to present investment and business opportunities to us. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.
     In order to minimize potential conflicts of interest that may arise from multiple corporate affiliations, each of our officers has agreed, until the earliest of a business combination, our liquidation, or such time as he ceases to be an officer, to present to our company for our consideration, prior to presentation to any other entity, any business opportunities to acquire an operating business he reasonably believes are suitable opportunities for our company, subject to any pre-existing fiduciary or contractual obligations he might have. We have not established any procedures to ensure that our officers observe these requirements.
     James N. Hauslein is an independent director of Liberty Acquisition Holdings Corp. (AMEX: LIA), a general purpose blank check company that raised approximately $1 billion in its December 2007 initial public offering. Liberty Acquisition Holdings Corp. has specifically stated that it does not expect its independent directors to present investment and business opportunities to it. Mr. Hauslein is also an independent director of GLG Partners, Inc. (NYSE: GLG), the largest alternative asset manager in Europe, which recently completed a business combination with Freedom Acquisition Holdings, Inc., a $528 million general purpose blank check company. Although we do not have an industry focus, we may compete with GLG Partners, Inc. for acquisition opportunities in the alternative asset management sector. We do not believe that this potential conflict of interest with GLG Partners, Inc. will cause undue difficulty in finding acquisition opportunities for us given the specialized nature of GLG Partners, Inc.’s business.
     In addition, James N. Hauslein has a pre-existing fiduciary obligation to Promethean India plc, as he is a director of such entity. Additionally, Gaurav V. Burman has a pre-existing fiduciary obligation to Promethean Investments, as he is a partner of such entity. Accordingly, due to these affiliations, each may have a fiduciary obligation to present potential business opportunities to such entities in addition to presenting them to us, which could cause additional conflicts of interest. Messrs. Hauslein and Burman, as well as certain of our other directors and officers, also serve on the board of directors of several small, privately held business that we do not believe will create conflicts of interest with respect to finding acquisition opportunities for us.
     To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders, including an entity that is either a portfolio company of, or has otherwise received a financial investment from, Promethean or another private equity or investment banking firm (or an affiliate thereof) that is affiliated with our management, unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our existing stockholders. We will also not acquire an entity with which our management or Promethean, through their other business activities, had acquisition or investment discussions prior to the consummation of our initial public offering. Furthermore, in no event will any of our existing officers, directors, stockholders, or special advisors, or any entity with which they are affiliated (including Promethean), be paid, from us or a target business, any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).
     Promethean has agreed that it will provide us a right of first refusal with respect to any potential investment opportunity except (i) any investment in an entity incorporated or formed in the United Kingdom which does not exceed $100 million of equity by Promethean or (ii) any investment in an entity incorporated or formed in India which does not exceed $50 million of equity by Promethean India. However, we may have an interest in a transaction below these thresholds, and Promethean would not be obligated to present us with that transaction. This right of first refusal will continue until we have made an initial investment that has been approved by our stockholders or until our liquidation, whichever is earlier.
     Promethean has agreed to make investment professionals located in its offices in London, New Delhi, and Mumbai available, at no cost to us, to actively source, evaluate, and assist us in the due diligence of a target company. None of the investment professionals that are being made available to us by Promethean owe any fiduciary duty to us, and none of them is required to commit any specified amount of time to our affairs. These individuals will only help identify target companies and assist with the due diligence of the target company. We will not engage in a business combination with a company with which any such individual has had any discussions, formal or otherwise, with respect to such a transaction prior to the consummation of our initial public offering. In no event will Promethean be paid, from us or a target business, any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction).
     As indicated above, we do not expect our independent directors to present us with any investment or business opportunities, as those directors may have pre-existing fiduciary obligations to other entities. Our independent directors are Rohit M. Desai, Robert A. Knox, and Raj Mishra.
     Mr. Desai is the Chairman, President, and Chief Executive Officer of Desai Capital Management Incorporated (“DCMI”), a New York-based private equity investment firm. We have been advised that DCMI is no longer participating in new investment opportunities, but we have no assurance that this situation will not change in the future or that Mr. Desai will not become involved with other private equity investments. Mr. Desai also serves on the board of directors of Finlay Enterprises, Inc., a retailer of fine jewelry, and on the advisory board of Burgundy Asset Management Ltd., a Canadian investment advisory firm providing discretionary investment management to private individuals, charitable foundations, and select institutional investors. Mr. Desai does not owe any fiduciary duties to Burgundy Asset Management and is under no obligation to present any investment or acquisition opportunities to Burgundy Asset Management.
     Mr. Knox is a senior managing director of Cornerstone Equity Investors, a New York-based private equity firm that he co-founded. Cornerstone Equity focuses on middle market leveraged buyouts of corporate divisions, closely held private companies, and small capitalization public companies in the business services, healthcare, and specialty manufacturing industries. While Cornerstone Equity’s announced transaction range is $50 — $350 million in enterprise value, its average transaction size is approximately $100 million. As a result, we do not believe that Cornerstone Equity generally invests in transactions on a scale that will be permitted by our initial public offering. However, there can be no assurance that Cornerstone will not pursue such a transaction in the future. Mr. Knox also serves on the board of directors of Health Management Associates (NYSE:HMA), a $1.6 billion market capitalization company that operates general acute care hospitals in the southeastern and southwestern United States.
     Mr. Mishra is the founder and Chief Investment Officer of Indea Capital, a $750 million India-dedicated investment management firm. We have been informed that Indea Capital does not intend to acquire majority or greater equity positions in a company and has only made minority investments to date. While Indea Capital’s investment strategy does not appear to conflict with the business combination goals of our company, there can be no assurance that Indea Capital will not change its investment strategy in the future.
     In connection with the vote required for any business combination, all of our founders, including all of our officers, directors, and special advisors, have agreed to vote their respective initial shares in accordance with the vote of the majority of the public stockholders voting with respect to the business combination. In addition, they have agreed to waive their respective rights to participate in any liquidating distribution with respect to those shares of common stock acquired by them prior to our initial public offering. Any common stock acquired by our founders in our initial public offering or in the aftermarket will be considered part of the holdings of the public stockholders. Except with respect to the conversion rights afforded to public stockholders, these existing stockholders will have the same rights as other public stockholders with respect to such shares, including voting rights in connection with a potential business combination. Accordingly, they may vote such shares on a proposed business combination in any way they choose.
Competition
     In identifying, evaluating, and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings in the United States since August 2003 that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies completing initial public offerings prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leveraged buyout firms, and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than we possess and our financial resources will be relatively limited when compared with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:
•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination;

•	the requirement to acquire assets or an operating business that has a fair market value equal to at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions) could require us to acquire several assets or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our outstanding warrants, and the potential future dilution they represent.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We believe, however, that our status as a public entity and potential access to the public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business on favorable terms.
     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.
Employees
     We currently have only two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process. Accordingly, once we locate a suitable target business to acquire, our management will spend more time investigating such target business and negotiating and processing the business combination (and consequently devote more time to our affairs) than they would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of a business combination.
Available Information
     We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy, and information statements and other information upon request to our address at c/o Hauslein & Company, 11450 SE Dixie Highway, Suite 105, Hobe Sound, Florida 33455, Attention: James N. Hauslein, or by telephone to (772) 545-9042. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.
Item 1A. Risk Factors.
     An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition, and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
We are a newly formed development stage company with no operating history or revenues and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.
     We are a recently incorporated development stage company with no operating results to date. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses as described in this report. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.
If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.
     If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per share liquidating distribution may be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses, and the anticipated costs of seeking a business combination. If we were unable to conclude an initial business combination and expended all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of income taxes and other tax obligations payable on such interest and net of up to $3.5 million in interest income on the trust account balance previously released to us to fund working capital requirements, the initial per share liquidation price would be $10.00. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate before the completion of a business combination.
If we are unable to consummate a business combination, our public stockholders will be forced to wait until January 23, 2010 or later before receiving liquidating distributions.
     We have until January 23, 2010 to complete a business combination. We have no obligation to return funds to public stockholders prior to such date unless we consummate a business combination prior thereto and only then in cases where public stockholders have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidating distributions if we are unable to complete a business combination. Accordingly, public stockholders’ funds may be unavailable to them until such date.

If we do not consummate a business combination prior to January 23, 2010 and dissolve, payments from the trust account to our public stockholders may be delayed.
     We currently believe that any dissolution and plan of distribution in connection with the expiration of the January 23, 2010 deadline would proceed in approximately the following manner:
•	Prior to such deadline, our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation and Delaware law, consider a resolution for us to dissolve and consider a plan of distribution which it may then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of distribution as well as the board’s recommendation of such plan;

•	Upon such deadline, we would file our preliminary proxy statement with the SEC;

•	If the SEC does not review the preliminary proxy statement, then, 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•	If the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of dissolution; and

•	If the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution
     In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, it is intended that our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Pursuant to the trust agreement governing the funds in our trust account, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in the trust account will not be released (other than in connection with the funding of working capital, a redemption, or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.
We may proceed with a business combination even if public stockholders owning up to one share less than 30% of the shares sold in our initial public offering exercise their conversion rights.
     We may proceed with a business combination as long as public stockholders owning less than 30% of the shares sold in our initial public offering exercise their conversion rights. Accordingly, the public stockholders owning up to one share less than 30% of the shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. While there are several other offerings similar to ours that include conversion provisions greater than 20%, a 20% threshold is customary and standard for offerings similar to ours. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to gain approval for an initial business combination with a target business that you may believe is not suitable for us, and you may not receive the full amount of your original investment upon exercise of your conversion rights.
     Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise their conversion rights, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third-party financing. We have not taken any steps to secure third-party financing for either situation. We cannot assure you that we will be able to obtain such third-party financing on terms favorable to us or at all.
You will not have any rights or interest in funds from the trust account, except under certain limited circumstances.
     Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if they seek to convert their respective shares of common stock into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind in the trust account.
You will not be entitled to protections normally afforded to investors of blank check companies.
     Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5,000,000, and since we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of the effective date of the initial registration statement, and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, we will be entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination, and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.
Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.
     There are numerous blank check companies that are seeking to carry out a business plan similar to our business plan. Furthermore, there are offerings for blank check companies that are still in the registration process but have not completed initial public offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to execute a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time period.
If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate for at least until January 23, 2010, we may be unable to complete a business combination.
     We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate for at least until January 23, 2010, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay commitment fees for financing and fees to consultants to assist us with our search for a target business. We have not taken any steps toward selecting or hiring any consultants to assist us in our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations, and to complete our initial business combination.
     Of the net proceeds of our initial public offering, only approximately $100,000 will be available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate, or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or we may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $10.00 per share.
     Our placing of funds in trust may not protect those funds from third-party claims against us. Although we will seek to have all vendors and service providers we engage, and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, James N. Hauslein and Gaurav V. Burman have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe that our board of directors may be obligated to pursue a potential claim for reimbursement from Messrs. Hauslein and Burman pursuant to the terms of their agreements with us if it would be in the best interests of our stockholders to pursue such a claim. Such a decision would be made by a majority of our disinterested directors based on the facts and circumstances at the time. Based on representations made to us by Messrs. Hauslein and Burman, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. Furthermore, our belief is based on our expectation that their indemnification obligations will be minimal. Accordingly, if that expectation turns out to be incorrect, we cannot assure you that such individuals will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. Furthermore, Messrs. Hauslein and Burman will not have any personal liability (1) as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business), even if such waiver is subsequently found to be invalid or unenforceable, and (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.
     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
     Our amended and restated certificate of incorporation provides that we will continue in existence only until January 23, 2010. If we have not completed a business combination by such date and amended that provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after January 23, 2010 and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims, and (iii) all claims that may potentially be brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could potentially be brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to those third parties by us.
     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after January 23, 2010, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to, or distributions from, our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposed itself and our company to claims for punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.
     Subject to there being a current prospectus under the Securities Act with respect to the common stock issuable upon exercise of the warrants, we may redeem the warrants issued as a part of the units at any time after the warrants become exercisable in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading-day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless the warrants issued as part of the units sold in our initial public offering and the shares of common stock underlying those warrants are covered by an effective registration statement from the beginning of the measurement period through the date fixed for the redemption. Redemption of the warrants could force the warrant holders to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Certain warrant holders are unlikely to receive direct notice of redemption of our warrants.
     We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently those holders are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse against us.
An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her, or its warrants and causing such warrants to be practically worthless.
     No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a registration statement relating to the common stock issuable upon exercise of the warrant is effective and current. Under the terms of the warrant agreement, we have agreed to use our reasonable best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants held by public stockholders may have no value, the market for such warrants may be limited, and such warrants may expire worthless. Such expiration would result in each holder paying the full unit purchase price solely for the share of common stock underlying the unit. Notwithstanding the foregoing, the insider warrants may be exercisable for unregistered shares of common stock even if no registration statement relating to the common stock issuable upon exercise of the insider warrants is effective and current.
An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.
     No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited, and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.
Since we have not yet selected a particular industry, geography, or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.
     We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry, geography, or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business that we may ultimately acquire. Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry, geography, or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.
If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price.
     In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.
We will not be required to obtain a fairness opinion from an independent investment banking firm as to the fair market value of the target business unless the target business is affiliated with our officers, directors, special advisors, or existing stockholders.
     If we determine to enter into a business combination with a target business that is affiliated with our founders, we are required to obtain an opinion from an independent investment banking firm, that is a member of FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm, that is a member of FINRA, with respect to the satisfaction of such criterion. In all other instances, we will have no obligation to obtain or provide you with a fairness opinion.
We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
     Our amended and restated certificate of incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $.001 per share, and 100,000,000 shares of preferred stock, par value $.001 per share. There are currently 249,200,000 authorized but unissued shares of our common stock available for issuance (after reservation for the issuance of the 25,800,000 shares upon full exercise of our outstanding warrants) and all of the 100,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
Similarly, if we issue debt securities, such debt could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach any covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.
Our ability to successfully effect a business combination and to be successful thereafter will completely depend upon the efforts of our key personnel, some of whom may join us following a business combination.
     Our ability to successfully effect a business combination depends upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company, which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues that could adversely affect our operations.
Our key personnel may negotiate employment or consulting arrangements with a target business in connection with a particular business combination. These agreements may provide for those persons to receive compensation following a business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous for our stockholders.
     Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. As a result, those individuals may have conflicts of interest in determining whether a particular business combination is the most advantageous for our stockholders.
Our officers and directors will allocate their time to other businesses, which could cause conflicts of interest in their determination as to how much time to devote to our affairs and could have a negative impact on our ability to consummate a business combination.
     Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
Our officers and directors and their affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
     Our officers and directors may in the future become, and James N. Hauslein and Gaurav V. Burman are now, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. James N. Hauslein is an independent director of GLG Partners, Inc. and Liberty Acquisition Holdings Corp., each of which has the size and wherewithal to compete with us to acquire an entity. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In addition, Promethean may encounter investment opportunities of interest to us. Promethean has agreed that it will provide us a right of first refusal with respect to any potential investment opportunity except (i) any investment in an entity incorporated or formed in the United Kingdom which does not exceed $100 million of equity by Promethean or (ii) any investment in an entity incorporated or formed in India which does not exceed $50 million of equity by Promethean India. However, we may have an interest in a transaction below these thresholds, and Promethean would not be obligated to present us with that transaction. We cannot assure you that any of the foregoing conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.
All of our officers and directors own shares of our common stock issued prior to our initial public offering and some of them own insider warrants purchased in a private placement consummated concurrently with our initial public offering. These shares and warrants will not participate in liquidating distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
     All of our officers and directors own shares of our common stock that were issued prior to our January 2008 initial public offering. Additionally, certain of our officers and directors and their affiliates purchased insider warrants upon consummation of our initial public offering. Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our initial public offering, as well as the insider warrants, and any warrants purchased by our officers or directors in our initial public offering or in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions, and timing of a particular business combination are appropriate and in our stockholders’ best interest.
The requirement that we complete a business combination by January 23, 2010 may motivate our officers and directors to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.
     Each of our founders may receive reimbursement for out-of-pocket expenses incurred by such individual in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, as well as traveling to and from the offices, service centers, or similar locations of prospective target acquisitions to examine their operations. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business combination by January 23, 2010, then any expenses incurred by such individuals in excess of the money being held outside of the trust will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our officers, who are also our directors, may have an incentive to approve and complete a business combination other than just what is in the best interest of our stockholders.

The American Stock Exchange may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
     Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
     If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing.
We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to depend solely upon a single business.
     Our business combination must be with a business with a fair market value of at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions), although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive, and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:
•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products or services.
     This lack of diversification may subject us to numerous economic, competitive, and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.
     Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, our profitability and results of operations could be harmed.
The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.
     When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our founders) the right to have his, her, or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her, or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.
We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.
     We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC, and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.
Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
     It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons, including those beyond our control such as that public stockholders representing at least 30% of our shares issued in our initial public offering vote against the business combination and opt to have us redeem their stock even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
We will depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.
     Of the net proceeds of our initial public offering, approximately $100,000 will be available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $3.5 million, and amounts necessary to pay our income taxes, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate, or close an initial business combination. In such event, we would need to borrow additional funds, which funds may not be available on attractive terms or at all. None of our officers or directors or any other person is obligated to lend us such funds.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.
     In accordance with the requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements that are prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements that have been prepared with, or which can be reconciled to, U.S. generally accepted accounting principles, and audited in accordance with U.S. generally accepted auditing standards, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.
The requirement that we complete a business combination by January 23, 2010 may give potential target businesses leverage over us in negotiating a business combination.
     We will liquidate and promptly distribute only to our public stockholders on a pro rata basis the amount in our trust account (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by January 23, 2010. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to the time limit referenced above.
Because of our limited resources and structure, we may not be able to consummate an attractive business combination.
     We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds, and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human, and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. The fact that only approximately one-half of the blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into a definitive agreement for a business combination may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
     Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We have not taken any steps toward securing third-party financing. We cannot assure you that such financing will be available on acceptable terms, or at all. Recent turmoil in the credit markets has greatly reduced the availability of debt financing. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, or stockholders is required to provide any financing to us in connection with or after a business combination.
Companies with similar business plans to ours have had limited success in completing a business transaction and there can be no assurance that we will successfully identify or complete a business combination.
     Based upon publicly available information, as of October 28, 2007, we have identified 128 similarly structured companies that have gone public since August 2003, of which 61 have actually consummated a business combination, or announced that they have entered into a definitive agreement for a business combination. The remaining companies have more than $7.8 billion of proceeds and are seeking to consummate business combinations. Furthermore, as of October 28, 2007, there were approximately 44 additional blank check companies that were still in registration but had not completed initial public offerings, which will have approximately $7.2 billion of proceeds upon completion of the offerings, and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. The fact that only approximately one-half of such companies that have gone public since August 2003 have either completed a business combination or have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.
We are dependent upon Mr. Hauslein and Mr. Burman and the loss of either of them could adversely affect our ability to operate.
     Our operations are dependent upon a relatively small group of individuals and, in particular, upon Mr. Hauslein and Mr. Burman. We believe that our success depends on the continued service of Mr. Hauslein and Mr. Burman, at least until we have consummated a business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. In addition, neither Mr. Hauslein nor Mr. Burman are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, either of these individuals. The unexpected loss of the services of either of these individuals could have a detrimental effect on us.
Our founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.
     As of March 17, 2008, our founders, including all of our officers and directors, beneficially owned an aggregate of 20% of our issued and outstanding shares of common stock. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, our founders will likely continue to exert control at least until the consummation of a business combination. To our knowledge, none of our founders, including any of our officers or directors, has any present intention to purchase additional units or shares of common stock from us in private placements or from persons in the open market or private transactions. In the event that any founders acquire additional shares of our common stock, we anticipate that they would vote such shares in favor of our initial business combination. Thus, additional purchases of shares of our common stock by our officers or directors would likely allow them to exert additional influence over the approval of our initial business combination. Factors they would consider in making such additional purchases would include consideration of the current trading price of our common stock and that any such additional purchases would likely increase the chances that our initial business combination would be approved.
Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
     We issued warrants to purchase 20,000,000 shares of common stock as part of the units sold in our initial public offering and also issued the insider warrants to purchase 5,800,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
If our founders exercise their registration rights with respect to their initial shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.
     Our founders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchasers of the insider warrants are entitled to demand that we register the resale of their insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such individuals exercise their registration rights with respect to all of their securities, then there will be an additional 5,000,000 shares of common stock and 5,800,000 warrants (as well as 5,800,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring a target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
     A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading, or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.
     If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures, disclosure requirements, and other rules and regulations.
     Compliance with these additional regulatory burdens would require additional expense for which we have not allotted funds.
If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
     We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:
•	rules and regulations on currency conversion;

•	corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes, variations in tax laws as compared to the United States, and any specific U.S. federal income tax considerations and consequences relating to cross-border transactions;

•	currency fluctuations;

•	difficulties in staffing, managing, and operating an international operations;

•	transportation delays or interruptions and other effects of less developed infrastructures;

•	employment and severance issues, including possible employee turnover or labor unrest;

•	challenges in collecting accounts receivable;

•	cultural and language differences; and

•	political unrest, war, terrorism, or actual or perceived health risks.
     We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations would suffer.
If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.
     If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in the new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities, or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. Two of our five current directors, Gaurav V. Burman and Raj Mishra, currently reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers, or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties against our directors and officers under Federal securities laws.
Provisions in our charter documents and Delaware law may discourage a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.
     Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock. These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties, and stockholder litigation. Any inability to provide reliable financial reports could harm our business.
     Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm issue an attestation report on its evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 2. Properties.
     We do not own any real estate or other physical properties. We maintain our executive offices at c/o Hauslein & Company, 11450 SE Dixie Highway, Suite 105, Hobe Sound, Florida 33455. Hauslein & Company has agreed to provide us with certain administrative, technology, and secretarial services, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between us and Hauslein & Company. The cost for the foregoing services to be provided to us by Hauslein & Company is $10,000 per month. We believe, based on rents and fees for similar services, that the fee charged by Hauslein & Company is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
     Our units, each of which consists of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of our common stock, trade on the American Stock Exchange under the symbol “AXG.U.” On February 14, 2008, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “AXG.WS” and “AXG,” respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.00 commencing on the later of our consummation of an initial business combination or January 23, 2009, provided, in each case, that there is an effective registration statement in effect covering the shares of common stock underlying the warrants. Our warrants will expire at 5:00 p.m., New York City time, on January 23, 2012, unless earlier redeemed.
     The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the American Stock Exchange for the period from January 24, 2008 (the first day on which our units began trading) through March 17, 2008, and our common stock and warrants for the period from February 14, 2008 through March 17, 2008.

Dates Included - January 24, 2008 through March 17, 2008:	High	Low

Units	$10.00	$9.46
Common Stock (1)	$9.15	$9.00
Warrants (1)	$.75	$.55

(1)	Represents the high and low sales price only on and following February 14, 2008, the date that our warrants and common stock first became separately tradable.
Holders
     As of March 17, 2008, there was one holder of record of our units, one holder of record of our common stock, and there were five holders of record of our warrants.
Dividends
     We have not paid any cash dividends on our common stock to date and we do not currently intend to pay cash dividends prior to the consummation of a business combination. The payment of dividends in the future will depend on our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain any earnings for use in our business operations and, accordingly, our board does not currently anticipate declaring any dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans.
     We do not currently have an equity compensation plan and we do not intend to have an equity compensation plan prior to the completion of a business combination.

Recent Sales of Unregistered Securities
     In September 2007, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares(1)
James N. Hauslein(2)	2,730,001
Gaurav V. Burman(3)	592,656
Rohit M. Desai(4)	28,750
Robert A. Knox	28,750
Raj Mishra	28,750
John A. Berg(5)	20,000
Mohit Burman	20,000
Sir Peter Burt(6)	520,781
Robert C. Grayson	20,000
George L. Pita	143,750
Promethean plc	575,000
Michael T. Biddulph(6)	520,781
Michael W. Burt(6)	520,781

(1)	In March 2008, James N. Hauslein, Guarav V. Burman, Rohit M. Desai, Robert A. Knox, Raj Mishra, John A. Berg, Mohit Burman, Sir Peter Burt, Robert C. Grayson, George L. Pita, Promethean plc, Michael T. Biddulph, and Michael W. Burt forfeited 356,087, 77,303, 3,750, 3,750, 3,750, 2,609, 2,609, 67,928, 2,609, 18,750, 75,000, 67,928, and 67,928 of such shares of our common stock, respectively, due to the expiration of the underwriters’ over-allotment option.

(2)	Includes 20,000 shares held by the Diane G. Hauslein Trust, of which Mr. Hauslein is the trustee.

(3)	All such shares are held by Elephant North America Limited, a holding company beneficially owned by Mr. Burman.

(4)	All such shares are held by the Irrevocable Trust #1 for Descendants of Rohit Desai, of which Mr. Desai’s wife is the trustee.

(5)	All such shares are held by the Berg 2005 Irrevocable Trust, of which Mr. Berg is the trustee.

(6)	All such shares are held by Harbour Ltd. as nominee and Messrs. Burt, Biddulph, and Burt have sole voting and dispositive power over their respective shares.
     Such shares were issued in September 2007 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. Each purchaser had adequate access to information about our company through their relationship with our company or through information provided to them. In each such transaction, such purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates representing such shares.
     No underwriting discounts or commissions were paid with respect to such sales.
     On January 30, 2008, each of James N. Hauslein, Gaurav V. Burman, Sir Peter Burt, Michael T. Biddulph, Michael W. Burt, and Promethean plc purchased, pursuant to subscription agreements between each purchaser and us, 2,900,000, 287,500, 1,750,000, 287,500, 287,500, and 287,500, insider warrants respectively, at a purchase price of $1.00 per warrant. Each insider warrant allows the holder thereof to purchase one share of our common stock at $7.00 per share. The warrants are identical to the warrants included in the units sold in our initial public offering, except that they (i) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective, and (ii) are not redeemable by us so long as they are held by their original purchasers or their permitted transferees.

     The issuance of the warrants in the private placement transaction were made without registration under the Securities Act in reliance on the exemption contained in Section 4(2) of the Securities Act as transactions not involving a public offering. In each such transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.
Use of Proceeds from our Initial Public Offering
     On January 30, 2008, we consummated our initial public offering of 20,000,000 units. Each unit was sold at an offering price of $10.00 per unit and consists of one share of our common stock, $0.001 par value per share, and one warrant to purchase one share of our common stock at an exercise price of $7.00 per share. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-146368), which was declared effective by the SEC on January 24, 2008. Lazard Capital Markets LLC and Morgan Stanley & Co. Incorporated acted as joint book runners for our initial public offering.
     We received net proceeds of approximately $194.3 million from our initial public offering. Net proceeds of $194.2 million were deposited into a trust account, which included $8,955,000 of deferred underwriting fees, and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. In addition, we deposited into the trust account gross proceeds of $5.8 million received from the sale of insider warrants, which sale was consummated concurrently with the closing of our initial public offering. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The approximately $100,000 of remaining proceeds not deposited into the trust account, together with certain interest income from the trust account, will be used to provide for business, legal, and accounting due diligence on prospective transactions and continuing general and administrative expenses.
     Excluding $8,955,000 of the deferred underwriters fee held in trust and payable upon the consummation of a business combination, we intend to use substantially all of the net proceeds of the initial public offering deposited in the trust account to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.
     As of March 17, 2008 there was approximately $200,200,000 in the trust account.
Item 6. Selected Financial Data.
     The following tables set forth selected historical financial information derived from our audited financial statements included elsewhere in this report. The following data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements including the notes thereto, included elsewhere in this report.
Statement of Operations Information:

For the period September 6, 2007
(date of inception) to
December 31, 2007
Revenue	$—
Formation and operating costs	10,000
Interest expense	2,137

Loss before provision for income taxes	(12,137)
Provision for income taxes	—

Net loss for the period	$(12,137)

Weighted average number of common shares outstanding, basic and diluted	5,750,000

Net loss per common share, basic and diluted	$(0.00)

Balance Sheet Information:

December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$65,567
Deferred registration costs	242,199

TOTAL CURRENT ASSETS	$307,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued registration costs	$144,766
Notes payable to initial stockholders including related accrued interest	152,137

TOTAL CURRENT LIABILITIES	296,903

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—
Common stock, $.001 par value; 300,000,000 shares authorized; 5,750,000 shares issued and outstanding	5,750
Additional paid-in capital	17,250
Deficit accumulated in the development stage	(12,137)

TOTAL STOCKHOLDERS’ EQUITY	10,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,766

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements and Factors That May Affect Results
     You should read the following discussion and analysis in conjunction with our audited financial statements and related notes contained elsewhere in this report and in conjunction with Item 6, “Selected Financial Data.” This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors.”
Overview
     We were formed on September 6, 2007, to effect a merger, stock exchange, asset acquisition, reorganization or similar business combination with an operating business or businesses. We consummated our initial public offering on January 30, 2008. We received net proceeds of approximately $194.3 million from our initial public offering. Net proceeds of $194.2 million were deposited into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee, which included $8,955,000 of deferred underwriting fees, and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. In addition, we deposited into the trust account gross proceeds of $5.8 million received from the sale of insider warrants, which sale was consummated concurrently with the closing of our initial public offering. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The approximately $100,000 of remaining proceeds will be used to provide for business, legal, and accounting due diligence on prospective transactions and continuing general and administrative expenses.
     We had not commenced operations as of December 31, 2007 and had no contractual obligations at that time.

     We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:
•	may significantly reduce the equity interest of our stockholders;

•	may cause a change in control if a substantial number of shares of our stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and may also result in the resignation or removal of Mr. Hauslein or one or more of our other present directors; and

•	may adversely affect prevailing market prices for our common stock.
     Similarly, debt securities issued by us in a business combination may result in:
•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants requiring the maintenance of certain financial ratios or reserves and any such covenant was breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such debt security was outstanding.
     We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. All of our activities since inception have been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until the consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.
     For the period September 6, 2007 (inception) through December 31, 2007 we had net loss of $12,137. We incurred formation and operating costs of $10,000 and interest expense of $2,137.
Off-Balance Sheet Arrangements
     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
     We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.
Liquidity and Capital Resources
     The net proceeds from our initial public offering, after deducting offering expenses of approximately $640,000 and underwriting discounts of $14,000,000 was approximately $185.4 million. However, the underwriters agreed that approximately $0.45 per unit of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination. Net proceeds of $194.2 million, plus $5.8 million we received from the sale of the insider warrants, were deposited in the trust account.

     We intend to use substantially all of the net proceeds of our initial public offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions, and for marketing, research, and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we incur prior to the completion of our business combination if the funds available to us outside of the trust account are insufficient to cover such expenses.
     We believe that the approximately $100,000 of net proceeds from our initial public offering not deposited in the trust account, plus (i) interest earned on the funds in the trust account up to $3.5 million that may be released to us, as well as (ii) interest earned on the funds in the trust account for any amounts necessary for our tax obligations, will be sufficient to allow us to operate at least until January 23, 2010, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire, and structuring, negotiating, and consummating the business combination. We anticipate that we will incur approximately:
•	$1,750,000 of expenses for the search for target businesses and for the legal, accounting, and other third-party expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination;

•	$750,000 of expenses for the due diligence and investigation of a target business by our officers, directors, and special advisors;

•	$200,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$240,000 for the administrative fee payable to Hauslein & Company ($10,000 per month for 24 months following our initial public offering); and

•	$660,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $200,000 for director and officer liability insurance premiums.
     We do not believe we will need to raise additional funds beyond those raised from our initial public offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Atlas Acquisition Holdings Corp.
We have audited the accompanying balance sheet of Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period September 6, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Acquisition Holdings Corp. (a corporation in the development stage) as of December 31, 2007, and the results of its operations and its cash flows for the period September 6, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 8, 2008

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
BALANCE SHEET

December 31, 2007

ASSETS

CURRENT ASSETS:
Cash	$65,567
Deferred registration costs	242,199

TOTAL CURRENT ASSETS	$307,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued registration costs	$144,766
Notes payable to initial stockholders including related accrued interest	152,137

TOTAL CURRENT LIABILITIES	296,903

COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—
Common stock, $.001 par value; 300,000,000 shares authorized; 5,750,000 shares issued and outstanding	5,750
Additional paid-in capital	17,250
Deficit accumulated in the development stage	(12,137)

TOTAL STOCKHOLDERS’ EQUITY	10,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$307,766

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENT OF OPERATIONS

For the period September 6, 2007
(date of inception)
to December 31, 2007

Revenue	$—
Formation and operating costs	10,000
Interest expense	2,137

Loss before provision for income taxes	(12,137)
Provision for income taxes	—

Net loss for the period	$(12,137)

Weighted average number of common shares outstanding, basic and diluted	5,750,000

Net loss per common share, basic and diluted	$(0.00)

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to December 31, 2007

				Deficit
	Common Stock		Additional	Accumulated in the	Total Stockholders’
	Shares	Amount	Paid-In Capital	Development Stage	Equity

Balances, September 6, 2007 (date of inception)	—	$—	$—	$—	$—

Issuance of Common Stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	—	23,000

Net loss for the period	—	—	—	(12,137)	(12,137)

Balances, December 31, 2007	5,750,000	$5,750	$17,250	$(12,137)	$10,863

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENT OF CASH FLOWS

For the period
September 6, 2007
(date of inception) to December 31, 2007

Cash flows from operating activities:
Net loss for the period	$(12,137)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest	2,137

Net cash used in operating activities	(10,000)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	23,000
Proceeds from notes payable to initial stockholders	150,000
Deferred registration costs	(97,433)

Net cash provided by financing activities	75,567

Net increase in cash	65,567

Cash:
Beginning of period	—

End of period	$65,567

Supplementary schedule of non-cash financing activities:

Accrued registration costs	$144,766

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations
Organization and activities — Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (a “Target Business”) will not be limited to a particular industry segment. All activity from September 6, 2007 (date of inception) through December 31, 2007 was related to the Company’s formation and capital raising activities. The Company has selected December 31 as its fiscal year end.
     The Company is considered to be a development stage company and as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.
     The registration statement for the Company’s initial public offering (“Offering”) was declared effective on January 23, 2008. The Company consummated the offering on January 30, 2008 for gross proceeds of $200 million and contemporaneous with the consummation of the Offering, certain of the Company’s founding stockholders purchased 5,800,000 warrants in the aggregate at $1.00 per warrant (the “Insider Warrants) in a private placement (the “Private Placement”). The Company’s management intends to apply substantially all of the net proceeds of the Offering and Private Placement toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of the Company’s net assets (excluding the amount held in the Trust Account representing a portion of the underwriters’ deferred discount (See Note 7)) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.
     Management has agreed that $200 million or $10.00 per Unit sold in the Offering, which includes $5.8 million received from the Private Placement of Insider Warrants, will be held in a trust account (“Trust Account”) and maintained by American Stock Transfer and Trust Company acting as trustee. The money will be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, of which $8,955,000 or $0.45 per Unit will be paid to the underwriters only upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Up to an aggregate of $3.5 million earned on the monies held in the Trust Account and approximately $100,000 of net proceeds not held in trust at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves.
     The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution, plus any interest earned on their portion of the Trust Account but less any interest that has been released from the Trust Account (the “Conversion Right”). The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share based on the value of the Trust Fund as of the date of the Offering. The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 5,000,000 founding shares of common stock in accordance with the manner in which the majority of the

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 1 — Discussion of the Company’s Organization and Business Operations— (continued)
shares of common stock offered in the Offering are voted by the Company’s public stockholders (the “Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Public Stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.
     If the Company has not completed a Business Combination within 24 months from the date of the Offering, (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Offering.
     With respect to a Business Combination which is approved and consummated, any Public Stockholders who vote against the Business Combination and exercise their Conversion Right will have their common shares cancelled and returned to the status of authorized but unissued shares. The share price will be $10.00 per share cash payment (which includes $0.45 attributable to the deferred underwriting compensation) if the business combination is completed, plus any interest earned on their portion of the trust account but less any interest that has been released to us to fund our working capital requirements and to pay any of our tax obligations. Accordingly, Public Stockholders holding less than 30% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.
Note 2 — Initial Public Offering
     In its initial public offering, effective January 23, 2008 (closed on January 30, 2008), the Company sold to the public 20,000,000 units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Net proceeds from the initial public offering totaled approximately $185.3 million, which was net of approximately $5.7 million in underwriting fees and other expenses paid at closing and approximately $9.0 million of deferred underwriting fees. Each Unit consists of one share of the Company’s common stock and one warrant (a “Warrant”).
     $194.2 million of the net proceeds from the initial public offering (which includes $8,955,000 of the proceeds attributable to the underwriters discount), plus $5.8 million the Company received from the sale of insider warrants simultaneously with the consummation of the initial public offering, has been placed into the Trust Account at Bank of America, which is maintained by American Stock Transfer & Trust Company, as trustee. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated thereunder.
     Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any income taxes and up to $3.5 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital.
Note 3 — Summary of Significant Accounting Policies
Basis of Presentation — The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
Development Stage — The Company is in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. To date, the Company

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies — (continued)
has not generated revenues and has devoted its efforts to various start-up activities including development and capital raising.
Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Net Loss Per Share — The Company complies with SFAS No. 128, “Earnings per Share”. Net loss per common share is computed based on the weighted average number of shares of common shares outstanding.
Basic loss per common share excludes dilution and is computed as net loss divided by the weighted average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. No such securities were outstanding as of December 31, 2007; as a result, diluted loss per common share is the same as basic loss per common share.
Fair Value of Financial Instruments — The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the accompanying balance sheet at December 31, 2007.
Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes — The Company complies with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.
The Company also complies with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The adoption of FIN 48 at inception did not have a significant effect on the Company’s balance sheet or statement of operations.
New Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141R, “Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies — (continued)
The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 4 — Deferred Registration Costs
     The Company complies with the requirements of SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering”. Deferred registration costs consist principally of legal and accounting fees incurred through the balance sheet date that are related to the Offering and will be charged to additional paid in capital upon the completion of the Offering.
     As of December 31, 2007, the Company had deferred registration costs of $242,199.
Note 5 — Notes Payable to Initial Stockholders
     The Company issued an aggregate of $150,000 in unsecured promissory notes to two of its initial stockholders or their affiliates on September 19, 2007 (the “Notes”). The Notes bear interest at a rate of 5% per annum and are payable in full, within 60 days following the consummation of the Offering. The Notes, along with accrued interest, were repaid in full on January 31, 2008 in connection with the consummation of the Offering.
Note 6 — Income Taxes
     Significant components of the Company’s deferred tax assets are as follows:

As of
December 31, 2007

Net operating loss	$(12,137)

Less valuation allowance	12,137

Total	$—

     The Company has recorded a full valuation allowance against its deferred tax assets because, as of December 31, 2007, it does not believe it is more likely than not that the deferred tax asset will be realized.
     The Company’s effective tax rate differs from the federal statutory rate due to the Company’s recording of a full valuation allowance.
Note 7 — Commitments
Administrative Fees
     Commencing on the effective date of the Offering, the Company agreed to pay an affiliate of one of its sponsors $10,000 per month for office, secretarial, administrative, technology, and secretarial services.
Underwriting Agreement
     In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 7 — Commitments— (continued)
     The Company paid an underwriting fee of 2.5225% of the Offering proceeds ($5,045,000) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 4.4775% of the Offering proceeds ($8,955,000) payable only upon the consummation of a Business Combination.
Note 8 — Capital Stock
Preferred Stock
     The Company is authorized to issue 100,000,000 shares of $.001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time-to-time by the Board of Directors.
Common Stock
     The Company is authorized to issue an aggregate of 300,000,000 shares of $.001 par value common stock.
Public Warrants
     Each warrant included in the units sold in the Offering (“Public Warrant”) will be exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares of common stock at $7.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the later of: (a) completion of the Business Combination and (b) one year from the effective date of the Offering of the Company’s securities, and ending four years from the date of the Offering. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $14.25 per share, for any 20 trading days within a 30-trading-day period ending three business days before the Company sent the notice of redemption. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Public Warrants, which will expire worthless. In addition, under no circumstances will the Company be required to net cash settle the exercise of the warrants.
Insider Warrants
     The Insider Warrants, sold concurrently with the Offering, are substantially identical to the Public Warrants and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Insider Warrants, which will expire worthless.
     As the proceeds from the exercise of the Public Warrants and Insider Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.
     The sale of the Insider Warrants did not result in any stock-based compensation expense as the warrants were sold at or above fair value.
Registration Rights — Warrants
     In accordance with the Warrant Agreement related to the Public Warrants and the registration rights agreement associated with the Insider Warrants (collectively, the Public Warrants and Insider Warrants are the

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Note 8 — Capital Stock — (continued)
“Warrants”), the Company is only required to use its reasonable best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its reasonable best efforts to maintain the effectiveness of such registration statement. The Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. However, with regards to the Insider Warrants, the Company may satisfy its obligation by delivering unregistered shares of common stock. In the event that a registration statement is not effective at the time of exercise, the holder of the Public Warrants shall not be entitled to exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.
Note 9 — Subsequent Events
     As disclosed in Notes 1 and 2, on January 30, 2008, the Company consummated the Offering of 20,000,000 Units. Each Unit consists of one share of Common Stock and one warrant entitling the holder to purchase one share of Common Stock at a price of $7.00. The public offering price of each Unit was $10.00 and the Company generated gross proceeds of $200 million in the Offering. Simultaneously with the consummation of the Offering, the Company consummated the Private Placement of 5,800,000 Insider Warrants, generating total proceeds of approximately $5.8 million.
     As disclosed in Note 5, on January 31, 2008, the Company repaid all amounts due outstanding on the Notes, including accrued interest, payable to initial stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(b) Changes in Internal Control over Financial Reporting
During our fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     Our current directors and executive officers are as follows:

Name	Age	Position

James N. Hauslein	48	Chairman of the Board, Chief Executive Officer, and Treasurer
Gaurav V. Burman	36	President, Secretary, and Director
Rohit M. Desai	69	Director
Robert A. Knox	56	Director
Raj Mishra	38	Director
     James N. Hauslein has been our chairman, chief executive officer, and treasurer since our inception in September 2007. Since May 2001, Mr. Hauslein has managed his personal private equity and other investments. Mr. Hauslein was involved in the acquisition of a controlling interest in Sunglass Hut International (previously NASDAQ: RAYS) in June 1987. In 1991, Mr. Hauslein led the buyout of Sunglass Hut International. Mr. Hauslein served as chairman of Sunglass Hut International from 1991 to 2001 and served as chief executive officer from May 1997 to January 1998 and January 2001 to April 2001. During Mr. Hauslein’s involvement with Sunglass Hut International, the company increased its revenue through organic growth and acquisitions from approximately $37 million in 1987 to approximately $680 million in fiscal 2000 prior to its sale to Luxottica Group SpA (Milan and NYSE: LUX). While at Sunglass Hut International, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia as well as organic growth in North America, the Caribbean, and Europe and a joint venture in Singapore. At the time of Luxottica Group’s acquisition, Sunglass Hut International operated approximately 2,000 company-owned Sunglass Hut International, Watch Station, Watch World, and combination stores in the United States, Canada, the Caribbean, Europe, Asia, Australia, and New Zealand. In connection with the April 2001 sale of Sunglass Hut International, Mr. Hauslein entered into a noncompetition agreement that lasted until April 2006. From 1986 to 1991, Mr. Hauslein was a partner at private equity firm Kidd, Kamm & Company, where he was responsible for identifying, consummating, and overseeing a number of middle-market acquisitions. Mr. Hauslein is an independent director of GLG Partners, Inc. (NYSE: GLG) and was previously an independent director, from July 2006 to November 2007, of Freedom Acquisition Holdings, Inc. (formerly AMEX: FRH), a $528 million general purpose blank check company that recently completed a business combination with GLG Partners, Inc. in a transaction valued at approximately $3.4 billion. Mr. Hauslein is also an independent director of Liberty Acquisition Holdings Corp. (AMEX: LIA), a general purpose blank check company that raised approximately $1 billion in its December 2007 initial public offering. Mr. Hauslein is currently a director of Promethean India plc (AIM: PTHI), a listed private equity and investment management business. Mr. Hauslein received his M.B.A., with distinction, from Cornell University’s Johnson Graduate School of Management and his B.S. in chemical engineering from Cornell University.
     Gaurav V. Burman has served as our president, secretary, and a member of our board of directors since our inception in September 2007. Mr. Burman is a founding partner of Promethean Investments, which was founded in June 2005. From April 1998 to March 2005, Mr. Burman worked in a variety of capacities for Dresdner Kleinwort Capital, a global private equity firm with over US$1.5 billion under management. Mr. Burman was initially based in London where he was a member of the European mezzanine team. In 1998 after Dresdner acquired Kleinwort Benson, Mr. Burman re-located to New York and reported directly to the head of Dresdner’s Global Private Equity Group. From January 1995 to April 1998, Mr. Burman served as a director in the business development group at Dabur India Ltd. (Mumbai: DABUR). Mr. Burman is a member of the Young Presidents Organization (YPO) and is currently a member of the board of directors of a number of private UK companies. Mr. Burman holds a BA with a dual degree in Economics and History from Tufts University and has remained involved with Tufts, where he is a member of the board of the international overseers. Mr. Burman is the brother of Mohit Burman.
Rohit M. Desai has served as a member of our board of directors since our inception in September 2007. Mr. Desai is also the Chairman, President, and Chief Investment Officer of Desai Capital Management Incorporated (“DCMI”), positions he has held since founding DCMI in 1984. DCMI is a New York-based private equity investment firm that, since inception, has sponsored four institutional investment partnerships, each with committed capital between $325 million and $410 million. Prior to the formation of DCMI, Mr. Desai had a 20-year affiliation with JPMorgan from 1964 to 1984, where he was a Senior Vice President, Head of Special Investments, which included private equity investments, real estate investments, venture capital, and oil and gas investments. Mr. Desai has served on the board of directors of the following public companies: The Rouse Company from January 1989 to November 2004, Sitel Corporation from April 2000 to January 2007, TeleCorp PCS from December 1997 to November 2001, SunCom Wireless from May 2002 to October 2006, Independence Community Bank from April 1992 to June 2006, and Sunglass Hut International from June 1987 to July 1991 and March 1993 to April 2001. During his service as a director of The Rouse Company, Mr. Desai served as chairman of various board committees, including the audit committee and the compensation committee. Mr. Desai also served on the executive compensation, audit, nominating, and governance committees of many of the boards on which he sat. From May 1993 to present, Mr. Desai has served on the board of Finlay Enterprises, Inc., a retailer of fine jewelry, and on the advisory board of Burgundy Asset Management Ltd., a Canadian investment advisory firm providing discretionary investment management to private individuals, charitable foundations, and select institutional investors. Mr. Desai also serves on the audit and nominating committees of Finlay Enterprises, Inc. From January 2008 to present, Mr. Desai has served on the board of Alphatec Holdings, Inc., a publicly traded designer, developer, manufacturer, and marketer of products for the surgical treatment of spine disorders. Mr. Desai graduated from the University of Bombay in 1958 with a Bachelor of Science Degree, the University of North Carolina in 1960 with a Master of Science Degree, and the Harvard Business School in 1964 with an MBA.
     Robert A. Knox has served as a member of our board of directors since our inception in September 2007. Since December 1996, Mr. Knox has been a senior managing director of Cornerstone Equity Investors, a New York-based private equity firm that he co-founded. The investment principals of Cornerstone have raised committed capital in excess of $1.2 billion and have funded over 100 companies through middle market buyouts and expansion financings since 1984. Prior to the formation of Cornerstone Equity Investors, from 1994 to December 1996 Mr. Knox was Chairman and Chief Executive Officer, and from 1984 to 1994 he was president of, Prudential Equity Investors, Inc., the private equity affiliate of the Prudential Insurance Company. Mr. Knox currently serves on the Board of Directors and is the lead Director of Health Management Associates (NYSE: HMA) and several private corporations and investment firms. Mr. Knox graduated from Boston University in 1974 with a Bachelor of Arts Degree in Economics and earned an MBA from Boston University in 1975. Mr. Knox is Vice Chairman of the Board of Trustees of Boston University and Chairman of the Investment Committee which manages the University’s endowment.
     Raj Mishra has served as a member of our board of directors since our inception in September 2007. Since July 2003, Mr. Mishra has also been the Founder and Chief Investment Officer of Indea Capital, a $750 million India-dedicated investment management firm. Indea Capital invests in both private and public opportunities, and manages capital for large institutions, pension funds, and many of the world’s prominent families. Indea has offices in Singapore and Mumbai (India) and is regulated by the MAS in Singapore. From October 2001 to July 2003, Mr. Mishra engaged in various activities related to the formation of Indea Capital. Prior to the formation of Indea Capital, from January 1999 to October 2001 Mr. Mishra was Managing Director and Head of Equities of Dresdner Kleinwort Wasserstein, the international investment banking arm of Dresdner Bank. Prior to joining Dresdner, from March 1998 to September 1998 Mr. Mishra was a director with Banco Santander in Hong Kong. From October 1994 to January 1998, Mr. Mishra was a director with Peregrine Securities, where he headed Indian equities and was based in Hong Kong and Mumbai. From December 1993 to October 1994, Mr. Mishra worked as an equity analyst in New York and Mumbai for Smith New Court, an independent British securities house. From July 1991 to January 1993, Mr. Mishra worked as a business analyst in New Delhi for Ranbaxy Labs, India’s largest pharmaceutical company. Mr. Mishra graduated from Xavier Institute of Management in India with a degree in Economics and earned an MBA in 1991.
     There are no family relationships among any of our directors or executive officers. Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors.

Corporate Governance
Audit Committee
     Our audit committee of the board of directors currently consists of Rohit M. Desai, chairman, Robert A. Knox, and Raj Mishra, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:
•	reviewing and discussing with management and the independent auditor the quarterly financial statements and annual audited financial statements, and recommending to the board whether the quarterly financial statements should be included in our Forms 10-Q and whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.
Financial Experts on Audit Committee
     The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate,” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.
     In addition, we must certify to the American Stock Exchange that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Rohit M. Desai satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.
Code of Ethics and Committee Charters
     Effective upon consummation of our initial public offering, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business in accordance with applicable federal securities laws and the rules of the American Stock Exchange. We have filed copies of our code of ethics as an exhibit to this report. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided, without charge, upon request to us in writing addressed to our Chief Executive Officer at our address listed herein. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Compliance with Section 16(a)
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.
     To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers, and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements in a timely fashion.
Guidance for Selecting Director Nominees
     Since the filing of our prospectus relating to our initial public offering on January 25, 2008, there have been no material changes to our guidelines for selecting director nominees.
Item 11. Executive Compensation
     Neither of our executive officers nor any of our other directors have received any cash compensation for services rendered. In September 2007, each of our independent directors purchased 25,000 shares of our Common Stock for a purchase price of $100.00. However, none of them serve as officers of ours nor receive any compensation for serving in such role, other than reimbursement of actual out-of-pocket expenses. As the price paid was fair market value at the time, we do not consider the sale of the common stock to be compensation. Rather, we believe that because they own such shares, no compensation (other than reimbursement of out-of-pocket expenses) is necessary and such persons agreed to serve in such role without compensation.
     We have agreed to pay Hauslein & Company, Inc., an affiliate of Mr. Hauslein, a total of $10,000 per month for office space, administrative services, and secretarial support until the earlier of our consummation of a business combination or our liquidation. This arrangement was agreed to by Hauslein & Company, Inc. for our benefit and is not intended to provide Hauslein & Company, Inc. compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.
     Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our executive officers, our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals and the sponsors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, any of our executive officers and directors who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Item 12. Security Ownership of Certain and Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2008 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

		Percentage of
	Number of Shares	Outstanding
Name and Address of	of Common Stock	Common Stock
Beneficial Owner	Beneficially Owned(1)	Beneficially Owned(2)
Officers and Directors
James N. Hauslein(3)	2,373,914	9.5%
Gaurav V. Burman(4)	1,015,353	4.1%
Rohit M. Desai(5)	25,000	*
Robert A. Knox	25,000	*
Raj Mishra	25,000	*
All officers and directors as a group (5 individuals)	3,464,267	13.9%
5% Stockholders:
Millenco LLC(6)	2,058,000	8%
Federated Investors, Inc.(7)	5,001,200	20%

*	Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Except as otherwise stated, the business address of each of the beneficial owners is c/o Hauslein & Company, Inc., 11450 SE Dixie Highway, Suite 105, Hobe Sound, Florida 33455.

(2)	The percentages shown are calculated based on 25,000,000 shares of common stock outstanding on March 17, 2008.

(3)	Includes 17,391 shares held by the Diane G. Hauslein Trust, of which Mr. Hauslein is the trustee. Excludes the 2,900,000 insider warrants held by Mr. Hauslein, which are not exercisable until the later of our consummation of a business combination or January 23, 2009.

(4)	Represents 500,000 shares held by Promethean plc, of which Mr. Burman is an officer, and 515,353 shares held by Elephant North America Limited, a holding company beneficially owned by Mr. Burman. Excludes the 287,500 insider warrants held by Elephant North America Limited, which are not exercisable until the later of our consummation of a business combination or January 23, 2009.

(5)	All such shares are held by the Irrevocable Trust #1 for Descendants of Rohit Desai, of which Mr. Desai’s wife is the trustee. Mr. Desai disclaims beneficial ownership of all of such shares.

(6)	Based on a Schedule 13G filed on February 11, 2008 with the SEC jointly by Millenco LLC, Millennium Management LLC, and Israel A. Englander. Represents shares of our common stock held by Millenco LLC. Millennium Management LLC is the manager of Millenco LLC, and Israel A. Englander is the managing member of Millennium Management LLC. Millenco LLC, Millennium Management LLC, and Israel A. Englander each exercise shared voting and dispositive power over all such shares. The address of Millenco LLC is 666 Fifth Avenue, New York, New York 10103.

(7)	Based on a Schedule 13G filed on February 11, 2008 with the SEC jointly by Federated Investors, Inc., Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue. Represents shares of common stock held by Federated Investors, Inc. Voting Shares Irrevocable Trust, John F. Donahue,

Rhodora J. Donahue, and J. Christopher Donahue are the holders of all the outstanding voting stock of Federated Investors, Inc. Federated Investors, Inc. and Voting Shares Irrevocable Trust each exercise sole voting and dispositive power over all such shares. John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue each exercise shared voting and dispositive power over all such shares. The address of Federated Investors, Inc. is Federated Investors Tower, Pittsburg, Pennsylvania 15222.
     All of the 5,750,000 shares of common stock acquired by our founders and outstanding prior to the date of our initial public offering (750,000 of which were forfeited in March 2008 due to the expiration of the underwriters’ over-allotment option) were placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until one year after the consummation of our initial business combination. The 5,000,000 remaining shares may be released from escrow earlier than such date if, within the first year after we consummate a business combination:
•	the last sales price of our common stock equals or exceeds $18.00 per share (as adjusted for any stock splits) for any 20 trading days within any 30-trading-day period; or

•	we consummate a subsequent liquidation, merger, stock exchange, or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities, or other property.
     During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) by an entity holding initial shares to persons controlling, controlled by, or under common control with such entity, or to any stockholder, member, partner, or limited partner of such entity, (ii) to relatives and trusts for estate planning purposes, or (iii) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. A transferee of the initial shares outstanding prior to the date of our initial public offering would not receive any portion of the liquidation proceeds in the event of a liquidation. Transferees will be required to execute and will be bound by the same agreements as the initial stockholders. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidating proceeds with respect to their initial shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     In September 2007, we sold 3,408,907 shares of our common stock to the individuals set forth below for approximately $13,636 in cash, or $0.004 per share, and in January 2008, we sold 3,187,500 insider warrants to the individuals set forth below for $3,187,500 in cash, or $1.00 per warrant, as follows:

	Number of		Number of
Name	Shares(1)		Warrants(2)	Relationship to Us
James N. Hauslein	2,730,001	(3)	2,900,000	Chairman of the Board, Chief Executive Officer, and Treasurer
Gaurav V. Burman	592,656	(4)	287,500 (5)	President, Secretary, and Director
Rohit M. Desai	28,750	(6)	—	Director
Robert A. Knox	28,750		—	Director
Raj Mishra	28,750		—	Director

(1)	In March 2008, James N. Hauslein, Guarav V. Burman, Rohit M. Desai, Robert A. Knox, Raj Mishra, John A. Berg, Mohit Burman, Sir Peter Burt, Robert C. Grayson, George L. Pita, Promethean plc, Michael T. Biddulph, and Michael W. Burt forfeited 356,087, 77,303, 3,750, 3,750, 3,750, 2,609, 2,609, 67,928, 2,609, 18,750, 75,000, 67,928, and 67,928 of such shares of our common stock, respectively, due to the expiration of the underwriters’ over-allotment option.

(2)	Messrs. Hauslein and Burman, using their own funds personally or through wholly owned entities, purchased the insider warrants from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial offering. The purchase price for the insider warrants was delivered to American Stock Transfer & Trust Company, who is acting solely as escrow agent in connection with the private sale of insider warrants. American Stock Transfer & Trust Company deposited the purchase price into the trust account simultaneously with the consummation of our initial public offering. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except that the insider warrants (i) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers have agreed that the insider warrants will not be sold or transferred by them (except to employees of Promethean Investments LLP or to our directors or special advisors at the same cost per warrant originally paid by them and upon execution of an agreement to be bound by the 90-day lock-up) until 90 days after the consummation of our business combination. Certain holders of these insider warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to a registration rights agreement. These holders may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

(3)	Includes 20,000 shares held by the Diane G. Hauslein Trust, of which Mr. Hauslein is the trustee.

(4)	All such shares are held by Elephant North America Limited, a holding company beneficially owned by Mr. Burman.

(5)	All such insider warrants are held by Elephant North America Limited, a holding company beneficially owned by Mr. Burman.

(6)	All such shares are held by the Irrevocable Trust #1 for Descendants of Rohit Desai, of which Mr. Desai’s wife is the trustee. Mr. Desai disclaims beneficial ownership of all of such shares.
     Certain of our founders will be entitled to make up to a total of two demands that we register their shares pursuant to a registration rights agreement. These founders may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, our founders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
     Hauslein & Company, an affiliate of James N. Hauslein, has agreed that it will make available to us certain administrative, technology, and secretarial services, as well as the use of certain limited office space, as we may require from time to time. We have agreed to pay Hauslein & Company $10,000 per month for these services. Accordingly, James N. Hauslein will benefit from the transaction. However, this arrangement is solely for our benefit and is not intended to provide Mr. Hauslein compensation in lieu of a salary. We believe, based on rents and fees for similar services, that the fee charged by Hauslein & Company is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.
     As of December 31, 2007, each of James N. Hauslein and Promethean Investments LLP had advanced to us an aggregate of $75,000 to cover expenses related to our initial offering. The loans were payable, at 5% interest per year, within 60 days of the consummation of our initial public offering. We repaid these loans along with accrued interest in January 2008 from the proceeds of our initial public offering not placed in trust available to us.
     We will reimburse our officers and directors for any actual out-of-pocket business expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses, performing due diligence on potential business combinations, and travel expenses, meals, and lodging incurred in visiting potential target businesses. There is no limit on the amount of actual out-of-pocket expenses that could be incurred.
     Other than the $10,000 per month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees, or other similar compensation, will be paid to any of our existing stockholders, officers, directors, or special advisors, or to any of their respective affiliates, prior to, or with respect to the consummation of, a business combination (regardless of the type of transaction that it is).
     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.
Director Independence
     The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
     We have determined that Messrs. Robert A. Knox, Raj Mishra, and Rohit M. Desai, which together constitute a majority of our board, are independent directors as defined under the listing standards of the American Stock Exchange. Our independent directors will hold regularly scheduled meetings at which only independent directors are present.
Item 14. Principal Accountant Fees and Services.
     The firm of Rothstein, Kass & Company, P.C. or, Rothstein Kass, acts as our principal accountant. Rothstein Kass manages and supervises the audit of our financial statements, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Rothstein Kass for services rendered:
Audit Fees
     The aggregate fees billed or expected to be billed for professional services rendered by Rothstein Kass for the year ended December 31, 2007 for (a) the annual audit of our financial statements for such year and (b) the audit of our financial statements dated September 24, 2007 and January 30, 2008 and filed with our registration statement on Form S-1 or our current report on Form 8-K amounted to approximately $60,000.
Audit-Related Fees
     We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2007.
Tax Fees
     We did not receive professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2007.
All other Fees
     We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the year ended December 31, 2007.
Pre-Approval Policy

     Since our audit committee was not formed until January 2008, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements and Financial Statement Schedules
(1)	See Item 8, “Financial Statements and Supplementary Data.”

(2)	All supplemental schedules have been omitted since the information is included in the financial statements or the notes thereto or that they are not require or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K.
(b) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Atlas Acquisition Holdings Corp.*

3.2	Bylaws of Atlas Acquisition Holdings Corp.*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Warrant Certificate*

4.4	Warrant Agreement, dated as of January 24, 2008, by and between Atlas Acquisition Holdings Corp. and American Stock Transfer & Trust Company*

10.1	Letter Agreement, dated as of January 24, 2008, among Atlas Acquisition Holdings Corp., Lazard Capital Markets LLC, Morgan Stanley & Co. Incorporated, and the stockholders named therein*

10.2	Investment Management Trust Agreement, dated as of January 24, 2008, by and between Atlas Acquisition Holdings Corp. and American Stock Transfer & Trust Company*

10.3	Stock Escrow Agreement, dated as of January 24, 2008, by and among Atlas Acquisition Holdings Corp., American Stock Transfer & Trust Company, and the stockholders named therein*

10.4	Letter Agreement between Hauslein & Company, Inc. and Atlas Acquisition Holdings Corp.*

10.6	Registration Rights Agreement, dated as of January 30, 2008, by and among Atlas Acquisition Holdings Corp. and the stockholders named therein*

10.8	Indemnification Agreement, dated as of January 23, 2008, by and between Atlas Acquisition Holdings Corp. and each officer, director, and special advisor*

14	Code of Conduct and Ethics*

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer

*	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ACQUISITION HOLDINGS CORP.
Date March 28, 2008	By:	/s/ James N. Hauslein
James N. Hauslein
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of James N. Hauslein and George L. Pita as true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him, her, or it and in his, her, or its name, place, and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as either of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ James N. Hauslein James N. Hauslein	Chairman of the Board, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	March 28, 2008

/s/ Gaurav V. Burman Gaurav V. Burman	President, Secretary, and Director	March 28, 2008

/s/ Rohit M. Desai Rohit M. Desai	Director	March 28, 2008

/s/ Robert A. Knox Robert A. Knox	Director	March 28, 2008

/s/ Raj Mishra Raj Mishra	Director	March 28, 2008