Form 10-Q
period 2008-03-31
Atlas Acquisition Holdings Corp.
filed 2008-05-13
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33927
ATLAS ACQUISITION HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0852483

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Hauslein & Company, Inc.
11450 SE Dixie Highway, Ste 105
Hobe Sound, Florida	33455

(Address of Principal Executive Offices)	(Zip Code)
(772) 545-9042
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,000,000 shares issued and outstanding as of May 14, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

Statement Regarding Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this report may include, for example, statements about our:
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
The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties, or assumptions, many of which are beyond our control, that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in our Annual Report on Form 10-K under Item 1A, “Risk Factors.” We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$348,172	$65,567
Prepaid expenses	90,402	—
Deferred registration costs	—	242,199

Total current assets	438,574	307,766

Investments held in Trust	200,323,051	—
Deferred tax asset	72,000	—

TOTAL ASSETS	$200,833,625	$307,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued registration costs	$—	$144,766
Accrued expenses	344,869	—
Notes payable to initial stockholders including related accrued interest	—	152,137

Total current liabilities	344,869	296,903

LONG TERM LIABILITIES
Deferred underwriting fee	8,955,000	—

Common stock subject to possible conversion (5,999,999 shares at conversion value)	59,999,990	—

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 25,000,000 shares issued and outstanding (including 5,999,999 shares subject to conversion) at March 31, 2008 and 5,750,000 shares issued and outstanding at December 31, 2007	25,000	5,750
Additional paid-in capital	131,164,010	17,250
Retained earnings (deficit accumulated during the development stage)	344,756	(12,137)

TOTAL STOCKHOLDERS’ EQUITY	131,533,766	10,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,833,625	$307,766

The accompanying notes are an integral part of these condensed financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

		For the period September 6, 2007
		(date of inception)
	For the three months ended	to
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)
Operating expenses
General and administrative costs	$199,542	$209,542

Loss from operations	(199,542)	(209,542)

Other income (expense)
Interest income	734,090	734,090
Interest expense	(655)	(2,792)

Income before provisions for income taxes	533,893	521,756
Provision for income taxes	177,000	177,000

Net income for the period	$356,893	$344,756

Weighted average number of common shares outstanding (not subject to possible conversion):
Basic	15,148,352	9,861,779

Diluted	19,117,502	11,598,282

Net income per common share not subject to possible conversion:
Basic	$0.02	$0.03

Diluted	$0.02	$0.03

Maximum number of shares subject to possible conversion:
Weighted average number of shares	4,087,911	1,788,461

Net income per common share subject to possible conversion:
Basic	$—	$—
Diluted	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to March 31, 2008

				Retained Earnings
				(deficit accumulated	Total
	Common Stock		Additional	during the development	Stockholders’
	Shares	Amount	Paid-In Capital	stage)	Equity

Balances, September 6, 2007 (date of inception)	—	$—	$—	$—	$—

Issuance of common stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	—	23,000

Net loss for the period	—	—	—	(12,137)	(12,137)

Balances, December 31, 2007	5,750,000	$5,750	$17,250	$(12,137)	$10,863

Proceeds from issuance of 5,800,000 insider warrants at $1.00 per warrant in private placement	—	—	5,800,000	—	5,800,000

Sale of 20,000,000 units through public offering at $10.00 per unit net of underwriter’s discount and offering costs (including 5,999,999 shares of common stock subject to possible conversion)	20,000,000	20,000	185,346,000	—	185,366,000

Proceeds from public offering subject to possible conversion, 5,999,999 shares			(59,999,990)	—	(59,999,990)

Forfeiture of founders shares	(750,000)	(750)	750	—	—

Net income for the period	—	—	—	356,893	356,893

Balances, March 31, 2008 (unaudited)	25,000,000	$25,000	$131,164,010	$344,756	$131,533,766

The accompanying notes are an integral part of these condensed financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

		For the period
		September 6, 2007
	For the three months	(date of inception)
	ended	to
	March 31, 2008	March 31, 2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income for the period	$356,893	$344,756
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(72,000)	(72,000)
Changes in operating assets and liabilities:
Prepaid expenses	(90,402)	(90,402)
Accrued expenses	319,577	319,577
Accrued interest on notes payable to initial stockholders	(2,137)	—

Net cash provided by operating activities	511,931	501,931

Net cash used in investing activities:
Change in Trust Account	(200,323,051)	(200,323,051)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	—	23,000
Proceeds from notes payable to initial stockholders	—	150,000
Payments on notes payable to initial stockholders	(150,000)	(150,000)
Proceeds from issuance of warrants in private placement	5,800,000	5,800,000
Proceeds from public offering	200,000,000	200,000,000
Payment of registration costs	(5,556,275)	(5,653,708)

Net cash provided by financing activities	200,093,725	200,169,292

Net increase in cash and cash equivalents	282,605	348,172
Cash and cash equivalents:
Beginning of period	65,567	—

End of period	$348,172	$348,172

Supplemental Schedule of non-cash financing activities
Accrual of deferred underwriting fees	$8,955,000	$8,955,000

Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible conversion	$59,999,990	$59,999,990

Reclass from common stock to additional paid-in capital for the forfeiture of founders’ shares	$750	$750

Registration costs included in accrued expenses	$25,292	$25,292

The accompanying notes are an integral part of these condensed financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations
Organization and activities – Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (a “Target Business”) will not be limited to a particular industry segment. All activities from September 6, 2007 (date of inception) through March 31, 2008 were related to the Company’s formation, capital raising activities and identifying prospective target businesses. The Company has selected December 31st as its fiscal year end.
The Company is considered to be a development stage company and, as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.
The registration statement for the Company’s initial public offering (“Offering”) was declared effective on January 23, 2008. The Company consummated the offering on January 30, 2008 for gross proceeds of $200 million and contemporaneous with the consummation of the Offering, the Company’s Founding Stockholders purchased 5,800,000 warrants in the aggregate at $1.00 per warrant (the “Insider Warrants”) in a private placement (the “Private Placement”). The Company’s management intends to apply substantially all of the net proceeds of the Offering and Private Placement toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account (“Trust Account”) representing a portion of the underwriters’ deferred discount (Note 7) at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.
Management has agreed that $200 million or $10.00 per Unit sold in the Offering, which includes the $5.8 million received from the Private Placement of Insider Warrants will be held in the Trust Account and maintained by American Stock Transfer and Trust Company acting as trustee. The money will be invested in permitted United States “government securities”, within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, of which $8,955,000 or $0.45 per Unit will be paid to the underwriters only upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Up to an aggregate of $3.5 million earned on the monies held in the Trust Account and $100,000 of net proceeds not held in trust at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves.
The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution from the Trust Account (the “Conversion Right”). The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon, net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share based on the value of the Trust Account as of March 31, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 1 — Discussion of the Company’s Organization and Business Operations– (continued)
The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 5,000,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (the “Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s public stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.
If the Company has not completed a Business Combination within 24 months from the date of the Offering, (the “Target Business Combination Period”), the Company will dissolve and distribute to its Public Stockholders, in proportion to their respective equity interests, the amount held in the Trust Account, and any remaining net assets, after the distribution of the Trust Account. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Account assets) may be less than the initial public offering price per share in the Proposed Offering.
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
Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any taxes and up to $3.5 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies
Interim Financial Statements – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 6, 2007) to December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 and for the period from inception (September 6, 2007) to January 30, 2008 included in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three months ended March 31, 2008 and for the period from inception (September 6, 2007) to March 31, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.
Development Stage – The Company is in the development stage as defined in SFAS No. 7. To date, the Company has not generated any revenues and has devoted its efforts to various start-up activities including development and capital raising.
Cash and Cash Equivalents – Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.
Investments Held in Trust – The Company’s restricted investment held in the Trust Fund at March 31, 2008 are invested in permitted United States government securities. The Company recognized interest income of $733,038 on investments held in trust for the three months ended March 31, 2008 and the period from inception (September 6, 2007) to March 31, 2008 which are included on the accompanying condensed statements of operations.
Concentration of Credit Risk – Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Net Income Per Share – The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
The Company’s statement of operations includes a presentation of net income per share for common stock subject to possible conversion in a manner similar to the two-class method of net income per share in accordance with Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). Basic and diluted income per common share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion by the weighted average number of common shares subject to possible conversion. Basic and diluted net income per share amounts for the shares outstanding not subject to conversion is calculated by dividing the net income by the weighted average number of shares not subject to possible redemption. For the period from September 6, 2007 (date of inception) to March 31, 2008, the Company had dilutive securities in the form of 25,800,000 warrants, including 5,800,000 warrants as part of the initial private placement, which resulted in 1,736,503 incremental common shares and for the three months ended March 31, 2008 resulted in 3,969,150 incremental common shares, using the treasury stock method, based on the assumed exercise of the warrants.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies– (continued)
The incremental shares are added to the basic weighted average number of common shares outstanding (not subject to possible conversion), used in the calculation of diluted net income per share.
Fair Value of Financial Instruments – The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the accompanying condensed balance sheets.
Use of Estimates – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Income Taxes – The Company complies with the provisions of SFAS No. 109, “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.
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
Redeemable common stock:
The Company accounts for redeemable common stock in accordance with EITF D-98. Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity. As discussed in Note 1, a Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of a Business Combination and Public Stockholders holding less than 30% (6,000,000) of common shares sold in the Offering exercise their redemption rights. As further discussed in Note 1, if a Business Combination is not consummated by January 23, 2010, the Company will liquidate. Accordingly, 5,999,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies– (continued)
In December 2007, the FASB issued SFAS No 141R, ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. Upon the successful completion of a Business Combination, the Company anticipates applying the provisions of SFAS 141R and potentially SFAS 160.
The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note 4 — Deferred Registration Costs
The Company complied with the requirements of SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering”. Deferred registration costs consisted principally of legal and accounting fees incurred related to the Offering and were charged to additional paid-in capital upon the completion of the Offering.
Note 5 — Notes Payable to Initial Stockholders
The Company issued an aggregate of $150,000 in unsecured promissory notes to two of its initial stockholders or their affiliates on September 19, 2007 (the “Notes”). The Notes bore interest at a rate of 5% per annum and was payable in full, within 60 days following the consummation of the Offering. The Notes, along with accrued interest, were repaid in full on January 31, 2008 in connection with the consummation of the Offering.
Note 6 — Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 6 — Fair Value Measurements– (continued)
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Input	Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash equivalents	$348,172	$348,172	$—	$—

Cash and cash equivalents held in Trust	200,323,051	200,323,051	—	—

Total	$200,671,223	$200,671,223	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.
Note 7 — Commitments
Administrative Fees
Commencing on January 23, 2008, the Company has agreed to pay an affiliate of one of its sponsors $10,000 per month for office, administrative, technology, and secretarial services. The Company recognized $22,903 of such expense during the three months ended March 31, 2008 and for the period from inception (September 6, 2007) to March 31, 2008 which is included in general and administrative costs on the accompanying condensed statements of operations.
Underwriting Agreement
In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. The Company paid an underwriting discount of 2.5225% of the Offering proceeds ($5,045,000) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 4.4775% of the Offering proceeds ($8,955,000) payable upon the consummation of a Business Combination.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
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
Registration Rights – Warrants
In accordance with the Warrant Agreement related to the Public Warrants and the registration rights agreement associated with the Insider Warrants (collectively the Public Warrants and Insider Warrants are the “Warrants”), the Company is only required to use its reasonable best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its reasonable best efforts to maintain the effectiveness of such registration statement. The Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. However, with regards to the Insider Warrants, the Company may satisfy its obligation by delivering unregistered shares of common stock. In the event that a registration statement is not effective at the time of exercise, the holder of the Public Warrants shall not be entitled to exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Factors That May Affect Results
You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, which include, but are not limited to, those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
As of March 31, 2008, we had no contractual obligations other than standard non-disclosure agreements in connection with our due diligence of business combination targets.
We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:
•	may significantly reduce the equity interest of our stockholders;

•
may cause a change in control if a substantial number of shares of our stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and may also result in the resignation or removal of Mr. James N. Hauslein, our Chairman of the Board and Chief Executive Officer, or one or more of our other present directors; and

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

Results of Operations
All of our activities since inception have been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until the consummation of a business combination. We have generated non-operating income in the form of interest income.
Net income for the three months ended March 31, 2008 was approximately $356,000, which consisted of $734,000 of interest income partially offset by approximately $200,000 of general and administrative costs, $177,000 provision for income taxes and $1,000 of interest expense.
Net income for the period from September 6, 2007 (inception) to March 31, 2008 was approximately $344,000, which consisted of $734,000 of interest income partially offset by approximately $210,000 of general and administrative costs, $177,000 provision for income taxes and $3,000 of interest expense.
Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations, or other long term liabilities.
Liquidity and Capital Resources
The net proceeds from our initial public offering, after deducting offering expenses of approximately $634,000 and underwriting discounts of $14,000,000 was approximately $185.4 million. However, the underwriters agreed that approximately $0.45 per unit of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination. Net proceeds of $194.2 million, plus $5.8 million we received from the sale of the insider warrants, were deposited into the trust account.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. As of March 31, 2008, the balance of the trust account was $200.3 million. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
During March 2008, the effective annualized interest rate payable on the trust account was approximately 2.27%. A .5% decrease in the yield on the trust account would result in a decrease of approximately $250,000 in the interest earned on the trust account during each fiscal quarter.
ITEM 4T. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. James N. Hauslein, our Chief Executive Officer and Treasurer (who is our Principal Financial Officer), participated in this evaluation. Based upon that evaluation, Mr. Hauslein concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
During our quarterly period ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sale of Equity Securities
On January 30, 2008, each of James N. Hauslein, Gaurav V. Burman, Sir Peter Burt, Michael T. Biddulph, Michael W. Burt, and Promethean plc purchased, pursuant to subscription agreements between each purchaser and us, 2,900,000, 287,500, 1,750,000, 287,500, 287,500, and 287,500 warrants, respectively, at a purchase price of $1.00 per warrant. Each insider warrant allows the holder thereof to purchase one share of our common stock at $7.00 per share. The warrants are identical to the warrants included in the units sold in our initial public offering, except that they (i) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective, and (ii) are not redeemable by us so long as they are held by their original purchasers or their permitted transferees.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On January 16, 2008, we solicited written consents of our stockholders to approve certain amendments to our Certificate of Incorporation, as amended. Our stockholders unanimously approved the amendments.

ITEM 6. EXHIBITS.

Exhibit
Number	Description

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLAS ACQUISITION HOLDINGS CORP.
Date: May 13, 2008	By:	/s/ James N. Hauslein
		Name:	James N. Hauslein
		Title:	Chairman of the Board, Chief Executive Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer