Form 10-Q
period 2008-06-30
Atlas Acquisition Holdings Corp.
filed 2008-08-08
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
11450 SE Dixie Highway, Ste 106
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,000,000 shares issued and outstanding as of August 13, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$445,136	$65,567
Prepaid expenses	62,703	—
Deferred registration costs	—	242,199

Total current assets	507,839	307,766

Investments held in Trust	200,238,998	—
Deferred tax asset	145,000	—

TOTAL ASSETS	$200,891,837	$307,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued registration costs	$—	$144,766
Accrued expenses	110,558	—
Notes payable to initial stockholders including related accrued interest	—	152,137

Total current liabilities	110,558	296,903

LONG-TERM LIABILITIES
Deferred underwriting fee	8,955,000	—

Common stock subject to possible conversion (5,999,999 shares at conversion value)	59,999,990	—

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 25,000,000 shares issued and outstanding (including 5,999,999 shares subject to conversion) at June 30, 2008 and 5,750,000 shares issued and outstanding at December 31, 2007	25,000	5,750
Additional paid-in capital	131,149,598	17,250
Retained earnings (deficit accumulated during the development stage)	651,691	(12,137)

TOTAL STOCKHOLDERS’ EQUITY	131,826,289	10,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,891,837	$307,766

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

			For the period
			September 6, 2007
			(date of inception)
	For the three months	For the six months	to
	ended June 30, 2008	ended June 30, 2008	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
General and administrative costs	$214,012	$413,554	$$423,554

Loss from operations	(214,012)	(413,554)	(423,554)

Other income (expense)
Interest income	677,946	1,412,037	1,412,037
Interest expense	—	(655)	(2,792)

Income before provision for income taxes	463,934	997,828	985,691
Provision for income taxes	157,000	334,000	334,000

Net income for the period	$306,934	$$663,828	$651,691

Weighted average number of common shares outstanding (not subject to possible conversion):
Basic	19,000,001	17,074,177	12,642,977

Diluted	24,929,282	22,030,364	15,659,787

Net income per common share not subject to possible conversion:
Basic	$0.02	$0.04	$0.05

Diluted	$0.01	$0.03	$0.04

Maximum number of shares subject to possible conversion:
Weighted average number of shares	5,999,999	5,043,955	3,070,234

Net income per common share subject to possible conversion:
Basic and diluted	$—	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to June 30, 2008

				Retained Earnings
				(deficit accumulated	Total
	Common Stock		Additional	during the development	Stockholders’
	Shares	Amount	Paid-In Capital	stage)	Equity

Balances, September 6, 2007 (date of inception)	—	$—	$—	$—	$—

Issuance of common stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	—	23,000

Net loss for the period	—	—	—	(12,137)	(12,137)

Balances, December 31, 2007	5,750,000	5,750	17,250	(12,137)	10,863

Proceeds from issuance of 5,800,000 insider warrants at $1.00 per warrant in private placement	—	—	5,800,000	—	5,800,000

Sale of 20,000,000 units through public offering at $10.00 per unit net of underwriter’s discount and offering costs (including 5,999,999 shares of common stock subject to possible conversion)	20,000,000	20,000	185,331,000	—	185,351,588

Proceeds from public offering subject to possible conversion, 5,999,999 shares			(59,999,990)	—	(59,999,990)

Forfeiture of founders shares	(750,000)	(750)	750	—	—

Net income for the period	—	—	—	663,828	663,828

Balances, June 30, 2008 (unaudited)	25,000,000	$25,000	$131,149,598	$651,691	$131,826,289

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

		For the period
		September 6, 2007
	For the six months	(date of inception)
	ended	to
	June 30, 2008	June 30, 2008
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income for the period	$663,828	$651,691
Adjustments to reconcile net income for the period to net cash provided by operating activities:
Deferred tax benefit	(145,000)	(145,000)
Changes in operating assets and liabilities:
Prepaid expenses	(62,703)	(62,703)
Accrued expenses	110,559	110,558
Accrued interest on notes payable to initial stockholders	(2,137)	—

Net cash provided by operating activities	564,547	554,546

Net cash used in investing activities:
Change in Trust Account	(200,238,998)	(200,238,998)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	—	23,000
Proceeds from notes payable to initial stockholders	—	150,000
Payments on notes payable to initial stockholders	(150,000)	(150,000)
Proceeds from issuance of warrants in private placement	5,800,000	5,800,000
Proceeds from public offering	200,000,000	200,000,000
Payment of registration costs	(5,595,980)	(5,693,412)

Net cash provided by financing activities	200,054,020	200,129,588

Net increase in cash and cash equivalents	379,569	445,136
Cash and cash equivalents:
Beginning of period	65,567	—

End of period	$445,136	$445,136

Supplemental Schedule of non-cash financing activities
Accrual of deferred underwriting fees	$8,955,000	$8,955,000

Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible conversion	$59,999,990	$59,999,990

Reclass from common stock to additional paid-in capital for the forfeiture of founders’ shares	$750	$750

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations
Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (a “Target Business”) will not be limited to a particular industry segment. All activities from September 6, 2007 (date of inception) through June 30, 2008 were related to the Company’s formation, capital raising activities and identifying prospective target businesses. The Company has selected December 31st as its fiscal year end.
The Company is considered to be a development stage company and, as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises.” The Company is subject to the risks associated with activities of development stage companies.
The registration statement for the Company’s initial public offering (“Offering”) was declared effective on January 23, 2008. The Company consummated the offering on January 30, 2008 for gross proceeds of $200 million and contemporaneous with the consummation of the Offering, the Company’s Founding Stockholders purchased 5,800,000 warrants in the aggregate at $1.00 per warrant (the “Insider Warrants”) in a private placement (the “Private Placement”). The Company’s management intends to apply substantially all of the net proceeds of the Offering and Private Placement toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account (“Trust Account”) representing a portion of the underwriters’ deferred discount (Note 7)), at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.
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
The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their conversion rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution from the Trust Account (the “Conversion Right”). The actual per share conversion price will be equal to the amount in the Trust Account (inclusive of any interest thereon, net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share based on the value of the Trust Account as of June 30, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 1 — Discussion of the Company’s Organization and Business Operations — (continued)
The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 5,000,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (the “Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s public stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Conversion Rights, the Business Combination may then be consummated.
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
$194.2 million of the net proceeds from the initial public offering (which includes $8,955,000 of the proceeds attributable to the underwriters discount), plus $5.8 million the Company received from the sale of the Insider Warrants simultaneously with the consummation of the initial public offering, has been placed into the Trust Account at Bank of America, which is maintained by American Stock Transfer & Trust Company, as trustee. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated thereunder.
Proceeds held in the Trust Account will not be available for the Company’s use for any purpose, except to pay any taxes and up to $3.5 million can be taken from the interest earned on the Trust Account to fund the Company’s working capital.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies
Interim Financial Statements — The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 6, 2007) to December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 and for the period from inception (September 6, 2007) to January 30, 2008 included in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and six months ended June 30, 2008 and for the period from inception (September 6, 2007) to June 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.
Development Stage — The Company is in the development stage as defined in SFAS No. 7. To date, the Company has not generated any revenues and has devoted its efforts to various start-up activities including development and capital raising.
Cash and Cash Equivalents — Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.
Investments Held in Trust — The Company’s restricted investment held in the Trust Account at June 30, 2008 are currently invested in permitted United States government securities. The Company recognized interest income of $674,179, $1,407,217 and $1,407,217 on investments held in trust for the three and six months ended June 30, 2008 and the period from inception (September 6, 2007) to June 30, 2008, respectively, which are included on the accompanying condensed statements of operations.
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
Earnings Per Share — The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.
The Company’s statement of operations includes a presentation of net income per share for common stock subject to possible conversion in a manner similar to the two-class method of net income per share in accordance with FASB’s Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). Basic and diluted income per common share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion by the weighted average number of common shares subject to possible conversion. Basic and diluted net income per share amounts for the shares outstanding not subject to conversion is calculated by dividing the net income by the weighted average number of shares not subject to possible redemption. For the period from September 6, 2007 (date of inception) to June 30, 2008, the Company had dilutive securities in the form of 25,800,000 warrants, including 5,800,000 warrants as part of the Private Placement, which for the period from inception (September 6, 2007) to June 30, 2008 resulted in 3,016,809 incremental common shares and for the three and six months ended June 30, 2008 resulted in 5,929,281 and 4,956,187 incremental common shares, respectively, using the treasury stock method, based on the assumed exercise of the warrants. The incremental shares are added to the basic weighted average number of common shares outstanding (not subject to possible conversion), used in the calculation of diluted net income per share.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
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
Use of Estimates — The preparation of the unaudited condensed interim financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Common Stock Subject to Redemption
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies — (continued)
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No 141R, ''Business Combinations’’ (''SFAS 141R’’). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.
In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. Upon the successful completion of a Business Combination, the Company anticipates applying the provisions of SFAS 141R and potentially SFAS 160.
On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which will require the Company to adopt these provisions beginning in fiscal 2009 and thereafter. Management is currently evaluating the effect that SFAS 161 may have on the Company’s financial statement disclosures.
The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed interim financial statements.
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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Input	Unobservable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:

Cash and cash equivalents	$445,136	$445,136	$—	$—

Cash and cash equivalents held in Trust	200,238,998	200,238,998	—	—

Total	$200,684,134	$200,684,134	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.
Note 7 — Commitments
Administrative Fees
Commencing on January 23, 2008, the Company has agreed to pay an affiliate of one of its sponsors $10,000 per month for office, administrative, technology, and secretarial services. The Company recognized $30,000, $52,903 and $52,903 of such expense during the three and six months ended June 30, 2008 and for the period from inception (September 6, 2007) to June 30, 2008, respectively which is included in general and administrative costs on the accompanying condensed statements of operations.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 7 — Commitments — (continued)
Underwriting Agreement
In connection with the Offering, the Company has entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters in the Offering. The Company paid an underwriting discount of 2.5225% of the Offering proceeds ($5,045,000) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 4.4775% of the Offering proceeds ($8,955,000) upon the consummation of a Business Combination.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 8 — Capital Stock — (continued)
Registration Rights — Warrants
In accordance with the Warrant Agreement related to the Public Warrants and the registration rights agreement associated with the Insider Warrants (collectively, the Public Warrants and Insider Warrants are the “Warrants”), the Company is only required to use its reasonable best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its reasonable best efforts to maintain the effectiveness of such registration statement. The Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. However, with regards to the Insider Warrants, the Company may satisfy its obligation by delivering unregistered shares of common stock. In the event that a registration statement is not effective at the time of exercise, the holder of the Public Warrants shall not be entitled to exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company’s common stock or any voting rights until such holders exercise their respective warrants and receive shares of the Company’s common stock.

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
Overview
We were formed on September 6, 2007, to effect a merger, stock exchange, asset acquisition, reorganization or similar business combination with an operating business or businesses. We consummated our initial public offering on January 30, 2008. We received net proceeds of approximately $194.3 million from our initial public offering. Net proceeds of $194.2 million were deposited into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee, which included $8,955,000 of deferred underwriting fees, and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. In addition, we deposited into the trust account gross proceeds of $5.8 million received from the sale of insider warrants, which sale was consummated concurrently with the closing of our initial public offering. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The approximately $100,000 of remaining proceeds have been used for business, legal, and accounting due diligence on prospective transactions and continuing general and administrative expenses.
As of June 30, 2008, we had no contractual obligations other than standard non-disclosure agreements in connection with our due diligence of business combination targets.
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
Net income for the three months ended June 30, 2008 was $306,934, which consisted of $677,946 of interest income partially offset by $214,012 of general and administrative costs, $157,000 provision for income taxes and $0 of interest expense.
Net income for the six months ended June 30, 2008 was $663,828, which consisted of $1,412,037 of interest income partially offset by $413,554 of general and administrative costs, $334,000 provision for income taxes and $655 of interest expense.
Net income for the period from September 6, 2007 (date of inception) to June 30, 2008 was $651,691, which consisted of $1,412,037 of interest income partially offset by approximately $423,554 of general and administrative costs, $334,000 provision for income taxes and $2,792 of interest expense.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. As of June 30, 2008, the balance of the trust account was $200.2 million. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
During June 2008, the effective annualized interest rate payable on the trust account was approximately 1.43%. A .5% decrease in the yield on the trust account would result in a decrease of approximately $250,000 in the interest earned on the trust account during each fiscal quarter.
At August 13, 2008, the proceeds held in trust were invested in two treasury funds that include only U.S. Treasury bills, notes, and other short-term obligations guaranteed by the U.S. Treasury. Both funds are rated AAAm by Standard & Poor’s, and neither fund invests in repurchase agreements. However, we may in the future invest the proceeds held in trust in different U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.
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
(b) Changes in Internal Control over Financial Reporting
During our quarterly period ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATLAS ACQUISITION HOLDINGS CORP.
Date: August 8, 2008	By:	/s/ James N. Hauslein
		Name:	James N. Hauslein
		Title:	Chairman of the Board, Chief Executive Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer