Form 10-Q
period 2008-09-30
Atlas Acquisition Holdings Corp.
filed 2008-11-05
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33927
ATLAS ACQUISITION HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0852483

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

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
☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,000,000 shares issued and outstanding as of November 5, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$814,351	$65,567
Prepaid expenses	44,700	—
Deferred registration costs	—	242,199

Total current assets	859,051	307,766

Investments held in Trust Account	200,219,661	—
Deferred tax asset	168,000	—

TOTAL ASSETS	$201,246,712	$307,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued registration costs	$—	$144,766
Accrued expenses	97,095	—
Notes payable to initial stockholders including related accrued interest	—	152,137

Total current liabilities	97,095	296,903

LONG-TERM LIABILITIES:
Deferred underwriting fee	8,955,000	—

Common stock subject to possible redemption (5,999,999 shares at redemption value)	59,999,990	—

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 25,000,000 shares issued and outstanding (including 5,999,999 shares subject to redemption) at September 30, 2008 and 5,750,000 shares issued and outstanding at December 31, 2007	25,000	5,750
Additional paid-in capital	131,145,978	17,250
Retained earnings (deficit accumulated during the development stage)	1,023,649	(12,137)

TOTAL STOCKHOLDERS’ EQUITY	132,194,627	10,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,246,712	$307,766

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

			For the period	For the period
	For the three months	For the nine months	September 6, 2007	September 6, 2007
	ended	ended	(date of inception) to	(date of inception) to
	September 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)		(Unaudited)
Operating expenses
General and administrative costs	$177,795	$591,349	$2,500	$601,349

Loss from operations	(177,795)	(591,349)	(2,500)	(601,349)

Other income (expense)
Interest income	741,753	2,153,790	—	2,153,790
Interest expense	—	(655)	(229)	(2,792)

Income (loss) before provision for income taxes	563,958	1,561,786	(2,729)	1,549,649
Provision for income taxes	192,000	526,000	—	526,000

Net income (loss) for the period	$371,958	$1,035,786	$(2,729)	$1,023,649

Weighted average number of common shares outstanding not subject to possible redemption:
Basic	19,000,001	17,720,804	5,750,000	14,138,747

Diluted	25,212,156	23,132,535	5,750,000	17,931,112

Net income per common share not subject to possible redemption:
Basic	$0.02	$0.06	$—	$0.07

Diluted	$0.01	$0.04	$—	$0.06

Maximum number of common shares subject to possible redemption:
Weighted average number of shares	5,934,782	5,364,963	—	3,759,590

Net income per common share subject to possible redemption:
Basic and diluted	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to September 30, 2008

				Retained Earnings
				(deficit accumulated	Total
	Common Stock		Additional	during the development	Stockholders’
	Shares	Amount	Paid-In Capital	stage)	Equity

Balances, September 6, 2007 (date of inception)	—	$—	$—	$—	$—

Issuance of common stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	—	23,000

Net loss for the period	—	—	—	(12,137)	(12,137)

Balances, December 31, 2007	5,750,000	5,750	17,250	(12,137)	10,863

Proceeds from issuance of 5,800,000 insider warrants at $1.00 per warrant in private placement	—	—	5,800,000	—	5,800,000

Sale of 20,000,000 units through public offering at $10.00 per unit net of underwriter’s discount and offering costs (including 5,999,999 shares of common stock subject to possible redemption)	20,000,000	20,000	185,327,968	—	185,347,968

Proceeds from public offering subject to possible redemption, 5,999,999 shares			(59,999,990)	—	(59,999,990)

Forfeiture of founders shares	(750,000)	(750)	750	—	—

Net income for the period	—	—	—	1,035,786	1,035,786

Balances, September 30, 2008 (unaudited)	25,000,000	$25,000	$131,145,978	$1,023,649	$132,194,627

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

		For the period	For the period
	For the nine months	September 6, 2007	September 6, 2007
	Ended	(date of inception) to	(date of inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$1,035,786	$(2,729)	$1,023,649
Adjustments to reconcile net income (loss) for the period to net cash provided by operating activities:
Deferred tax benefit	(168,000)	—	(168,000)
Changes in operating assets and liabilities:
Prepaid expenses	(44,700)	—	(44,700)
Accrued expenses	97,095	60,000	97,095
Accrued interest on notes payable to initial stockholders	(2,137)	229	—

Net cash provided by operating activities	918,044	57,500	908,044

Cash used in investing activities:
Change in Trust Account	(200,219,661)	—	(200,219,661)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	—	23,000	23,000
Proceeds from notes payable to initial stockholders	—	150,000	150,000
Payments on notes payable to initial stockholders	(150,000)	—	(150,000)
Proceeds from issuance of warrants in private placement	5,800,000	—	5,800,000
Gross proceeds from public offering	200,000,000	—	200,000,000
Payment of registration costs	(5,599,599)	(98,061)	(5,697,032)

Net cash provided by financing activities	200,050,401	74,939	200,125,968

Net increase in cash and cash equivalents	748,784	132,439	814,351
Cash and cash equivalents:
Beginning of period	65,567	—	—

End of period	$814,351	$132,439	$814,351

Supplemental schedule of non-cash financing activities
Accrual of deferred underwriting fees	$8,955,000	$—	$8,955,000

Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption	$59,999,990	$—	$59,999,990

Reclassification from common stock to additional paid-in capital for the forfeiture of founders’ shares	$750	$—	$750

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations
Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (a “Target Business”) will not be limited to a particular industry segment. All activities from September 6, 2007 (date of inception) through September 30, 2008 were related to the Company’s formation, capital raising activities and identifying prospective target businesses. The Company has selected December 31st as its fiscal year end.
The Company is considered to be a development stage company and, as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is subject to the risks associated with the activities of development stage companies.
The registration statement for the Company’s initial public offering (“Offering”) was declared effective on January 23, 2008. The Company consummated the offering on January 30, 2008 for gross proceeds of $200 million and contemporaneous with the consummation of the Offering, the Company’s Founding Stockholders purchased 5,800,000 warrants in the aggregate at $1.00 per warrant (the “Insider Warrants”) in a private placement (the “Private Placement”). The Company’s management intends to apply substantially all of the net proceeds of the Offering and Private Placement toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account (“Trust Account”) representing the deferred portion of the underwriters’ discount (Note 7)), at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.
Management has agreed that $200 million or $10.00 per Unit sold in the Offering, which includes the $5.8 million received from the Private Placement of Insider Warrants will be held in the Trust Account and maintained by American Stock Transfer and Trust Company acting as trustee. The money will be invested in permitted United States “government securities,” within the meaning of Section 2(a) (16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, of which $8,955,000 or $0.45 per Unit will be paid to the underwriters only upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Up to an aggregate of $3.5 million earned on the monies held in the Trust Account and $100,000 of net proceeds not held in trust at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves.
The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution from the Trust Account (the “Redemption Right”). The actual per share redemption price will be equal to the amount in the Trust Account (inclusive of any interest thereon, net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share based on the value of the Trust Account as of September 30, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 1 — Discussion of the Company’s Organization and Business Operations- (continued)
The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 5,000,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (the “Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Redemption Rights, the Business Combination may then be consummated.
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
With respect to a Business Combination which is approved and consummated, any Public Stockholders who vote against the Business Combination and exercise their Redemption Right will have their common shares cancelled and returned to the status of authorized but unissued shares. The share price will be $10.00 per share cash payment (which includes $0.45 attributable to the deferred underwriting compensation) if the Business Combination is completed, plus any interest earned on their portion of the Trust Account but less any interest that has been released to us to fund our working capital requirements and to pay any of our tax obligations. Accordingly, Public Stockholders holding less than 30% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies
Interim Financial Statements — The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the period from inception (September 6, 2007) to December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 and for the period from inception (September 6, 2007) to January 30, 2008 included in the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for the three and nine months ended September 30, 2008 and for the period from inception (September 6, 2007) to September 30, 2007 and for the period from inception (September 6, 2007) to September 30, 2008 are not necessarily indicative of the results to be expected for any other interim period of any future year.
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
Investments Held in Trust Account — The Company’s restricted investments held in the Trust Account at September 30, 2008 are currently invested in two treasury funds that include only U.S. Treasury bills, notes, and other short-term obligations guaranteed by the U.S. Treasury. Both funds are rated AAA by Standard & Poor’s, and neither fund invests in repurchase agreements. However, the Company may in the future invest the proceeds held in trust in different U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The Company recognized interest income of $736,777, $2,143,994 and $2,143,994 on investments held in trust for the three and nine months ended September 30, 2008 and the period from inception (September 6, 2007) to September 30, 2008, respectively, which are included on the accompanying condensed statements of operations.
Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and investments held in trust. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies- (continued)
The Company’s statement of operations includes a presentation of net income per share for common stock subject to possible redemption in a manner similar to the two-class method of net income per share in accordance with FASB’s Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). Basic and diluted income per common share amounts for the maximum number of shares subject to possible redemption are calculated by dividing the net interest income attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted net income per share amounts for the shares outstanding not subject to redemption is calculated by dividing the net income by the weighted average number of shares not subject to possible redemption. For the period from September 6, 2007 (date of inception) to September 30, 2008, the Company had dilutive securities in the form of 25,800,000 warrants, including 5,800,000 warrants as part of the Private Placement, which for the period from inception (September 6, 2007) to September 30, 2008 resulted in 3,792,364 incremental common shares and for the three and nine months ended September 30, 2008 resulted in 6,212,155 and 5,411,731 incremental common shares, respectively, using the treasury stock method, based on the assumed exercise of the warrants. The incremental shares are added to the basic weighted average number of common shares outstanding (not subject to possible redemption), used in the calculation of diluted net income per share.
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
Common Stock Subject to Possible Redemption
The Company accounts for common stock subject to possible redemption in accordance with EITF D-98. Securities that are convertible into cash or other assets are classified outside of permanent equity if they are convertible at the option of the holder. In addition, if the redemption causes a liquidation event, the convertible securities should not be classified outside of permanent equity. As discussed in Note 1, a Business Combination will only be consummated if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of a Business Combination and Public Stockholders holding less than 30% (6,000,000) of common shares sold in the Offering exercise their redemption rights. As further discussed in Note 1, if a Business Combination is not consummated by January 23, 2010, the Company will liquidate. Accordingly, 5,999,999 shares of common stock have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the convertible common stock to equal its redemption value at the end of each reporting period.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies- (continued)
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, ''Business Combinations’’ (''SFAS 141R’’). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred.SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.
In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. Upon the successful completion of a Business Combination, the Company anticipates applying the provisions of SFAS 141R and potentially SFAS 160.
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
Note 4 — Deferred Registration Costs
The Company complied with the requirements of SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering.” Deferred registration costs consisted principally of legal and accounting fees incurred related to the Offering and were charged to additional paid-in capital upon the completion of the Offering.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 6 — Fair Value Measurements
Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices in	Significant Other	Significant
	September 30,	Active Markets	Observable Input	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Assets:

Cash and cash equivalents	$814,351	$814,351	$—	$—

Cash and cash equivalents held in Trust	200,219,661	200,219,661	—	—

Total	$201,034,012	$201,034,012	$—	$—

The fair values of the Company’s cash equivalents and cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.
Note 7 — Commitments
Administrative Fees
Commencing on January 23, 2008, the Company has agreed to pay an affiliate of one of its sponsors $10,000 per month for office, administrative, technology, and secretarial services. The Company recognized $30,000, $82,903 and $82,903 of such expense during the three and nine months ended September 30, 2008 and for the period from inception (September 6, 2007) to September 30, 2008, respectively which is included in general and administrative costs on the accompanying condensed statements of operations.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 7 — Commitments- (continued)
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
Note 8 — Capital Stock- (continued)
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
As of September 30, 2008, we had no contractual obligations other than standard non-disclosure agreements in connection with our due diligence of business combination targets.
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
Net income for the three months ended September 30, 2008 was $371,958, which consisted of $741,753 of interest income partially offset by $177,795 of general and administrative costs, and $192,000 provision for income taxes.
Net income for the nine months ended September 30, 2008 was $1,035,786, which consisted of $2,153,790 of interest income partially offset by $591,349 of general and administrative costs, $526,000 provision for income taxes and $655 of interest expense.
We incurred a net loss for the period from September 6, 2007 (date of inception) to September 30, 3007 of $2,729, which consisted of $2,500 of general and administrative costs, and $229 of interest expense.
Net income for the period from September 6, 2007 (date of inception) to September 30, 2008 was $1,023,649, which consisted of $2,153,790 of interest income partially offset by approximately $601,349 of general and administrative costs, $526,000 provision for income taxes and $2,792 of interest expense.
Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
We do not have any long term-debt, capital lease obligations, operating lease obligations, purchase obligations, or other long term liabilities.
Liquidity and Capital Resources
The net proceeds from our initial public offering, after deducting offering expenses of approximately $650,000 and underwriting discounts of $14,000,000, was approximately $185.4 million. However, the underwriters agreed that approximately $0.45 per unit of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination. Net proceeds of $194.2 million, plus $5.8 million we received from the sale of the insider warrants, were deposited into the trust account.
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

We believe that approximately $100,000 of net proceeds from our initial public offering not deposited in the trust account, plus (i) interest earned on the funds in the trust account up to $3.5 million that may be released to us, as well as (ii) interest earned on the funds in the trust account for any amounts necessary for our tax obligations, will be sufficient to allow us to operate at least until January 23, 2010, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire, and structuring, negotiating, and consummating the business combination. We anticipate that we will incur approximately:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. As of September 30, 2008, the balance of the trust account was $200.2 million. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
At September 30, 2008, the proceeds held in trust were invested in two treasury funds that include only U.S. Treasury bills, notes, and other short-term obligations guaranteed by the U.S. Treasury. Both funds are rated AAA by Standard & Poor’s, and neither fund invests in repurchase agreements. However, we may in the future invest the proceeds held in trust in different U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.
The U.S. and world financial markets have recently been experiencing extreme and unprecedented volatility. In light of these difficult conditions and the on-going developments in the regulatory environment surrounding the financial markets, there can be no certainty as to the effect these events will have on U.S. Treasury bills, notes, and other short-term obligations.
During September 2008, the effective annualized interest rate payable on the trust account was approximately 1.33%. A .5% decrease in the yield on the trust account would result in a decrease of approximately $250,000 in the interest earned on the trust account during each fiscal quarter.

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
(b) Changes in Internal Control over Financial Reporting
During our quarterly period ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATLAS ACQUISITION HOLDINGS CORP.
Date: November 5, 2008	By:	/s/ James N. Hauslein
		Name:	James N. Hauslein
		Title:	Chairman of the Board, Chief Executive Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer