Form 10-K
period 2008-12-31
Atlas Acquisition Holdings Corp.
filed 2009-02-27
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
Commission File Number 001-33927
ATLAS ACQUISITION HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0852483

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

c/o Hauslein & Company, Inc.
11450 SE Dixie Highway, Ste 106
Hobe Sound, Florida	33455

(Address of Principal Executive Offices)	(Zip Code)
(772) 545-9042

Registrant’s Telephone Number, Including Area Code
Securities registered pursuant to section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Units, each consisting of one share of Common Stock, par value $.001 per share, and one Warrant	NYSE Alternext U.S.

Common Stock included in the Units	NYSE Alternext U.S.

Warrants included in the Units	NYSE Alternext U.S.
Securities Registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The aggregate market value of the voting common stock held by non-affiliates of the registrant (14,998,800 shares) based on the closing sales price for the registrant’s common stock on June 30, 2008, as reported on the NYSE Alternext U.S., was approximately $137,688,684. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 27, 2009, the registrant had outstanding 25,000,000 shares of common stock.

ATLAS ACQUISITION HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K
Fiscal-Year Ended December 31, 2008

Statement Regarding Forward-Looking Statements
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Forward-looking statements include, but are not limited to, statements regarding our “expectations,” “hopes,” “beliefs,” “intentions,” or “strategies” regarding the future. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should” and “would,” as well as similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our officers or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	inability to have our securities listed on the NYSE Alternext U.S. following a business combination or the delisting of our securities from the NYSE Alternext U.S.;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	our ongoing financial performance.
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

PART I
Item 1. Business.
Introduction
We are a Delaware blank check company formed on September 6, 2007 to complete a business combination with one or more operating businesses. Our efforts in identifying a prospective target business are not limited to a particular industry or geography.
On January 30, 2008, we completed our initial public offering of 20,000,000 units for an offering price of $10.00 or an aggregate of $200,000,000. Each unit consists of one share of our common stock, par value $.001, and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.00 commencing on our consummation of a business combination, provided that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on January 23, 2012, unless earlier redeemed.
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
Since our initial public offering in January 2008, we have been actively engaged in sourcing a suitable business combination candidate. We do not have any specific merger, stock exchange, asset acquisition, reorganization, or other business combination under consideration or contemplation but we have met with prospective acquisition targets, service professionals, and other intermediaries to discuss our company, the background of our management and our business combination preferences. As of the date of filing of this report we have not consummated any business combination or entered into any definitive business combination agreement. Except for interest income generated on the trust account in which the majority of the proceeds of our initial public offering is held, we have not generated any revenue to date. We are considered to be in the development stage and are subject to the risks associated with activities of development stage companies.
Business Strategy
We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.
•	Established Companies with Proven Track Records. We seek to acquire established companies with sound historical operating performance, including those whose existing capital structure or capital needs may present financial challenges. For instance, we believe that target companies exist that have a strong operating history but that may require additional equity in order to deleverage their existing capital structure or otherwise expand their business. These companies may be unable to obtain capital on satisfactory terms in the current marketplace and may therefore view a combination with our company, and the resultant access to our capital resources, to be attractive. We typically focus on companies with a history of strong operating and financial results and we do not intend to acquire start-up companies.

•	Companies with Sound Business Models. We target acquisition candidates with sound business models that offer opportunities for growth.
•	Strong Competitive Industry Position. We seek to acquire businesses that operate within industries that have strong fundamentals. The factors we consider include competitive dynamics, level of consolidation, need for capital investment, and barriers to entry. We examine the ability of these target businesses to defend and improve their advantages in areas that may include product or service quality, customer loyalty, investment needs, and brand positioning.
•	Experienced Management Team. We seek to acquire businesses that have successful management teams. We focus on management teams with a proven track record of driving revenue growth and enhancing the profitability of the acquisition candidate.
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
Gaurav V. Burman, our president and secretary and a member of our board of directors, was a director in the business development group at Dabur India Ltd. (Mumbai: DABUR), a $2.5 billion market cap consumer goods business controlled by Mr. Burman’s family. Mr. Burman was involved in negotiating joint ventures with leading UK, European, and U.S. companies seeking to access the Indian market. Furthermore, Mr. Burman and Mohit Burman, one of our special advisors and Mr. Burman’s brother, formed joint ventures with prominent global financial services companies, such as Fidelity International, Aviva plc, and ABN AMRO, to enable them to access the Indian market.
Assistance of Promethean and Elephant Capital
Promethean Investments and Elephant Capital, plc have strong track records of identifying small and mid-cap businesses with temporary challenges or structural problems and helping management effect change to create value. Since their formation in 2005 and 2007, respectively, Promethean Investments and Elephant Capital have made an aggregate of 12 acquisitions of, or significant investments in, private companies across a wide variety of sectors and have also made a number of equity investments in public companies. Promethean’s and Elephant Capital’s founding partners help us identify and evaluate target companies and assist us with the due diligence of the target company. Other than Mr. Burman, none of these individuals is required to commit any specified amount of time to our affairs. Sir Peter Burt, one of our special advisors, is currently the chairman of Elephant Capital and of Promethean plc. Sir Peter Burt has over 25 years of investment experience combined with significant acquisition and integration experience and proven operating and management skills. Sir Peter Burt spent most of his career with Bank of Scotland, where he became Chief General Manager and Chairman of the Management Board in 1988, and later became Group CEO. Sir Peter Burt was Deputy Chairman of HBOS plc from 2001 to 2003 after Bank of Scotland’s £28 billion merger with Halifax. Sir Peter Burt served on the board of directors for Royal Dutch Shell, served as chairman of ITV, the UK’s largest terrestrial broadcaster, and was a special advisor to Apax, a position he left when he founded Promethean plc. Mohit Burman, one of our special advisors, is the leader of the India investment team for Elephant Capital plc and is a director of Elephant India Advisors Ltd. Mohit Burman is a director of Dabur, ABN AMRO Securities India, Mahindra Forging, and Dabur Pharmaceuticals and has successfully identified and executed six private equity transactions in India. Michael W. Burt, one of our special advisors, is a partner of Promethean Investments and is a director of a number of privately held UK companies. Mr. Burt has over 10 years of private equity experience. Michael T. Biddulph, one of our special advisors, is a partner of Promethean Investments and is a director of a number of privately held UK companies. Mr. Biddulph has 10 years of investment experience in a broad range of sectors including the healthcare, manufacturing, and support services sectors.

Elephant Capital and Promethean Investments have agreed to make investment professionals located in their offices in London, New Delhi, and Mumbai available, at no cost to us, to actively source, evaluate, and assist us in the due diligence of a target company. In addition, Elephant Capital and Promethean have agreed that they will provide us a right of first refusal with respect to any potential investment opportunity except (i) any investment in an entity incorporated or formed in the United Kingdom which does not exceed $100 million of equity by Promethean or (ii) any investment in an entity incorporated or formed in India which does not exceed $50 million of equity by Elephant Capital.
Merger and Acquisition Expertise
Our executive officers, directors, and special advisors have extensive experience in both private equity investing and public company mergers and acquisitions, both domestically and internationally. We believe that this experience allows us to critically evaluate the potential benefits as well as the risks involved in any proposed business combination. The experience of our executive officers is critical to our successfully identifying and completing an initial business combination.
Mr. Hauslein has over 20 years of private equity investing experience and is currently a director of Elephant Capital plc. Mr. Hauslein, along with his other partners at Kidd, Kamm & Company and Desai Capital, acquired a controlling interest in Sunglass Hut International in June 1987 for a total transaction value of approximately $36 million. In 1991, Mr. Hauslein led the buyout of Sunglass Hut International from the other Kidd, Kamm shareholders and the founders for an enterprise value of approximately $78 million. Mr. Hauslein led the sale of Sunglass Hut International to Luxottica Group SpA in April 2001 for an enterprise value of approximately $681 million. While at Sunglass Hut International, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia. In connection with the sale of Sunglass Hut International, Mr. Hauslein entered into a noncompetition agreement that lasted until April 2006. During that time, Mr. Hauslein identified and invested in several private companies. Prior to his tenure at Sunglass Hut, Mr. Hauslein was a partner at private equity firm Kidd, Kamm & Company, where he was responsible for identifying, consummating, and overseeing a number of middle-market acquisitions. Mr. Hauslein is an independent director of GLG Partners, Inc. (NYSE: GLG) and was previously an independent director of Freedom Acquisition Holdings, Inc. (formerly AMEX: FRH), a $528 million general purpose blank check company that completed a business combination with GLG Partners, Inc. in a transaction valued at approximately $3.4 billion. Mr. Hauslein is also an independent director of Liberty Acquisition Holdings Corp. (NYSE Alternext: LIA), a general purpose blank check company that raised approximately $1 billion in its December 2007 initial public offering.
Mr. Burman has over 10 years of experience in private equity, in which he has invested in companies in India, the United Kingdom, Europe, and the United States. Prior to helping found Elephant Capital, a private equity fund focused on India, and Promethean, Mr. Burman was a director at Dresdner Kleinwort Capital, where he was instrumental in forming Dresdner’s US$125 million media and technology fund in which he was a founding partner. While a member of the U.S. media and technology team, Mr. Burman originated, structured, and executed a number of direct equity investments in India, the United Kingdom, Europe, and the United States. Mr. Burman also sat on the Investment Committee of Dresdner’s Fund of Funds business and was part of a team that allocated over $1 billion to private equity funds globally.
Since 2005, Promethean Investments and Elephant Capital have made a total of 12 acquisitions of, or significant investments in, private companies across a wide variety of sectors and have also made a number of equity investments in public companies.
Established Deal Sourcing Network
We believe that the extensive contacts and relationships of our executive officers, directors, and special advisors and their experience in finding and executing business, investment, and acquisition transactions enable us to successfully source, evaluate, and execute an initial business combination opportunity. Additionally, our executive officers, directors, and special advisors have extensive contacts with consultants, investment bankers, attorneys, and accountants, among others. While the past successes of our executive officers, directors, and special advisors do not guarantee that we will successfully identify and consummate an initial business combination, they will play an important role in assisting us in finding potential targets and negotiating an agreement for our initial business combination.

Geographically Diverse Transaction Teams
Our executive officers, directors, and special advisors are located in the United States, the United Kingdom, and India. We believe this geographic coverage provides us with a much greater selection of candidates for an initial business combination. The presence of our executive officers, directors, and special advisors in those locales allows us to quickly evaluate and capitalize on potential opportunities. Finally, since those people live in these locales, we believe that we are better able to evaluate the relative merits of a proposed business combination candidate. However, we are not limited to any specific geography for our initial business combination.
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
Subject to the limitations that a target business have a fair market value of at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions), as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We will not enter into a business combination with any business with which Promethean or Elephant Capital has previously had acquisition or investment discussions prior to the consummation of our initial public offering. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no current basis for stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although we endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We currently, and prior to consummation of a business combination will continue to, seek to have all vendors and service providers (which would include any third parties we engage to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest, or claim of any kind they may have in or to any monies held in the trust account. There is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would not conclude that such agreements are not legally enforceable. James N. Hauslein and Gaurav V. Burman have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe that our board of directors may be obligated to pursue a potential claim for reimbursement from Messrs. Hauslein and Burman pursuant to the terms of their agreements with us if it would be in the best interests of our stockholders to pursue such a claim. Such a decision would be made by a majority of our disinterested directors based on the facts and circumstances at the time. However, we cannot assure you that they will be able to satisfy those obligations, if they are required to do so. Furthermore, Messrs. Hauslein and Burman will not have any personal liability (1) as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business), even if such waiver is subsequently found to be invalid or unenforceable, and (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.
Sources of target businesses
Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings, or advertisements. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus relating to our initial public offering. We have and may continue to engage the services of professional firms or other individuals that specialize in business acquisitions if we believe that such firm or individual could add significant value by identifying a unique acquisition opportunity or otherwise assisting in structuring a transaction. In connection with such engagements, we may pay a finder’s fee, consulting fee, or other compensation to be determined in an arm’s-length negotiation based on the terms of the transaction. Our officers and board of directors take into consideration similar fees paid by other companies for acquisitions of a similar size and use their business judgment when determining the size of any finder’s fee.
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
In no event, however, will any of our existing officers, directors, stockholders, or special advisors, or any entity with which they are affiliated, be paid, from us or a target business, any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors, or stockholders, we would do so only if we obtained an opinion from an independent investment banking firm, that is a member of the Financial Industry Regulatory Authority, Inc., or FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. However, as of the date of this report, there are no affiliated entities that we would consider as a business combination target. We also do not anticipate acquiring an entity with which our officers or directors, through their other business activities, had acquisition or investment discussions, nor do we anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from, Promethean, Elephant Capital, or another private equity or investment banking firm (or an affiliate thereof) that is affiliated with our management. However, if we determine to acquire an entity affiliated with our officers, directors, special advisors, initial stockholders, or their affiliates, we are required to obtain an opinion from an independent investment banking firm, which is a member of FINRA, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Firms providing fairness opinions typically place limitations on the purposes for which the opinion may be used, and there can be no assurances that, as a result of such limitations or applicable law, stockholders, in addition to our board of directors, will be entitled to rely on the opinion. We expect that any firm selected by us to provide a fairness opinion will adhere to general industry practice in stating the purposes for which its opinion may be used. When deciding to select a particular investment banking firm, one of the factors we will consider is that firm’s view on whether or not our stockholders may rely on its opinion.

Selection of a target business and structuring of a business combination
Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions), we have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, we may consider a variety of factors, including one or more of the following:
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
In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.
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
Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after January 23, 2010 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims, and (iii) all claims that may potentially be brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could potentially be brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, and investment bankers) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers, and prospective target businesses execute agreements with us waiving any right, title, interest, or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact, as there is no guarantee that vendors, service providers, and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors.
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
James N. Hauslein is an independent director of Liberty Acquisition Holdings Corp. (NYSE Alternext: LIA), a general purpose blank check company that raised approximately $1 billion in its December 2007 initial public offering. Liberty Acquisition Holdings Corp. has specifically stated that it does not expect its independent directors to present investment and business opportunities to it. Mr. Hauslein is also an independent director of GLG Partners, Inc. (NYSE: GLG), the largest alternative asset manager in Europe, which completed a business combination with Freedom Acquisition Holdings, Inc., a $528 million general purpose blank check company. Although we do not have an industry focus, we may compete with GLG Partners, Inc. for acquisition opportunities in the alternative asset management sector. We do not believe that this potential conflict of interest with GLG Partners, Inc. will cause undue difficulty in finding acquisition opportunities for us given the specialized nature of GLG Partners, Inc.’s business.
In addition, James N. Hauslein has a pre-existing fiduciary obligation to Elephant Capital, as he is a director of such entity. Additionally, Gaurav V. Burman has a pre-existing fiduciary obligation to Elephant Capital, as he is a partner of such entity. Accordingly, due to these affiliations, each may have a fiduciary obligation to present potential business opportunities to such entities in addition to presenting them to us, which could cause additional conflicts of interest. Messrs. Hauslein and Burman, as well as certain of our other directors and officers, also serve on the board of directors of several small, privately held business that we do not believe will create conflicts of interest with respect to finding acquisition opportunities for us.
To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity that is affiliated with any of our existing stockholders, including an entity that is either a portfolio company of, or has otherwise received a financial investment from, Promethean, Elephant Capital, or another private equity or investment banking firm (or an affiliate thereof) that is affiliated with our management, unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our existing stockholders. We will also not acquire an entity with which our management or Promethean or Elephant Capital, through their other business activities, had acquisition or investment discussions prior to the consummation of our initial public offering. Furthermore, in no event will any of our existing officers, directors, stockholders, or special advisors, or any entity with which they are affiliated (including Promethean and Elephant Capital), be paid, from us or a target business, any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

Elephant Capital and Promethean have agreed that they will provide us a right of first refusal with respect to any potential investment opportunity except (i) any investment in an entity incorporated or formed in the United Kingdom which does not exceed $100 million of equity by Promethean or (ii) any investment in an entity incorporated or formed in India which does not exceed $50 million of equity by Elephant Capital. However, we may have an interest in a transaction below these thresholds, and neither Elephant Capital nor Promethean would be obligated to present us with that transaction. This right of first refusal will continue until we have made an initial investment that has been approved by our stockholders or until our liquidation, whichever is earlier.
Elephant Capital and Promethean have agreed to make investment professionals located in their offices in London, New Delhi, and Mumbai available, at no cost to us, to actively source, evaluate, and assist us in the due diligence of a target company. None of the investment professionals that are being made available to us by Promethean or Elephant Capital owe any fiduciary duty to us, and none of them is required to commit any specified amount of time to our affairs. These individuals will only help identify target companies and assist with the due diligence of the target company. We will not engage in a business combination with a company with which any such individual has had any discussions, formal or otherwise, with respect to such a transaction prior to the consummation of our initial public offering. In no event will Promethean or Elephant Capital be paid, from us or a target business, any finder’s fee, consulting fee, or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction).
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

Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. While we do not have a website with available filings, we will provide, at no additional charge, copies of these reports, proxy, and information statements and other information upon request to our address at c/o Hauslein & Company, 11450 SE Dixie Highway, Suite 106, Hobe Sound, Florida 33455, Attention: James N. Hauslein, or by telephone to (772) 545-9042. You may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.
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
We are a development stage company with no operating history or revenues and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.
We are a development stage company with no operating results to date. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses as described in this report. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.
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
Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, since our securities are listed on the NYSE Alternext U.S. (formerly the American Stock Exchange), a national securities exchange, and we have net tangible assets in excess of $5,000,000, and since we filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of the effective date of the initial registration statement, and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, we will be entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination, and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.
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
Of the net proceeds of our initial public offering, only approximately $100,000 was made available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate, or close an initial business combination. In such event, we would need to borrow funds from our founders to operate or we may be forced to liquidate. Our founders are under no obligation to advance funds in such circumstances.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $10.00 per share.
Our placing of funds in trust may not protect those funds from third-party claims against us. Although we seek to have all vendors and service providers we engage, and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest, or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims that could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, James N. Hauslein and Gaurav V. Burman have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe that our board of directors may be obligated to pursue a potential claim for reimbursement from Messrs. Hauslein and Burman pursuant to the terms of their agreements with us if it would be in the best interests of our stockholders to pursue such a claim. Such a decision would be made by a majority of our disinterested directors based on the facts and circumstances at the time. Based on representations made to us by Messrs. Hauslein and Burman, we currently believe that they are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. Furthermore, our belief is based on our expectation that their indemnification obligations will be minimal. Accordingly, if that expectation turns out to be incorrect, we cannot assure you that such individuals will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims. Furthermore, Messrs. Hauslein and Burman will not have any personal liability (1) as to any claimed amounts owed to a third party who executed a waiver (including a prospective target business), even if such waiver is subsequently found to be invalid or unenforceable, and (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.
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
We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry, geography, or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business that we may ultimately acquire. Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management endeavor to evaluate the risks inherent in a particular industry, geography, or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

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
Our officers and directors may in the future become, and James N. Hauslein and Gaurav V. Burman are now, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. James N. Hauslein is an independent director of GLG Partners, Inc. and Liberty Acquisition Holdings Corp., each of which has the size and wherewithal to compete with us to acquire an entity. Additionally, our officers and directors may become aware of business opportunities that may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In addition, Elephant Capital and Promethean may encounter investment opportunities of interest to us. Elephant Capital and Promethean have agreed that they will provide us a right of first refusal with respect to any potential investment opportunity except (i) any investment in an entity incorporated or formed in the United Kingdom which does not exceed $100 million of equity by Promethean or (ii) any investment in an entity incorporated or formed in India which does not exceed $50 million of equity by Elephant Capital. However, we may have an interest in a transaction below these thresholds, and neither Elephant Capital nor Promethean would be obligated to present us with that transaction. We cannot assure you that any of the foregoing conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.
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

The NYSE Alternext U.S. (formerly the American Stock Exchange) may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the NYSE Alternext U.S., a national securities exchange. We cannot assure you that our securities will continue to be listed on the NYSE Alternext U.S. in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the NYSE Alternext U.S. will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If the NYSE Alternext U.S. delists our securities from trading on its exchange, we could face significant material adverse consequences, including:
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
We depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.
Of the net proceeds of our initial public offering, approximately $100,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $3.5 million, and amounts necessary to pay our income taxes, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate, or close an initial business combination. In such event, we would need to borrow additional funds, which funds may not be available on attractive terms or at all. None of our officers or directors or any other person is obligated to lend us such funds.

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
Based upon publicly available information, as of February 12, 2009, we have identified 160 similarly structured companies that have gone public since August 2003, of which 81 have actually consummated a business combination, or announced that they have entered into a definitive agreement for a business combination. The remaining companies have more than $10.0 billion of proceeds and are seeking to consummate business combinations. The fact that only approximately one-half of such companies that have gone public since August 2003 have either completed a business combination or have entered into a definitive agreement for a business combination may be an indication that there are only a limited number of attractive target businesses available to such entities or that many privately held target businesses may not be inclined to enter into business combinations with publicly held blank check companies like us. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will be forced to liquidate.
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
As of February 27, 2009, our founders, including all of our officers and directors, beneficially owned an aggregate of 20% of our issued and outstanding shares of common stock. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, our founders will likely continue to exert control at least until the consummation of a business combination. To our knowledge, none of our founders, including any of our officers or directors, has any present intention to purchase additional units or shares of common stock from us in private placements or from persons in the open market or private transactions. In the event that any founders acquire additional shares of our common stock, we anticipate that they would vote such shares in favor of our initial business combination. Thus, additional purchases of shares of our common stock by our officers or directors would likely allow them to exert additional influence over the approval of our initial business combination. Factors they would consider in making such additional purchases would include consideration of the current trading price of our common stock and that any such additional purchases would likely increase the chances that our initial business combination would be approved.

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
A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading, or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our current or anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with this report. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties, and stockholder litigation. Any inability to provide reliable financial reports could harm our business.
Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm issue an attestation report on its evaluation of our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2009. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
We do not own any real estate or other physical properties. We maintain our executive offices at c/o Hauslein & Company, 11450 SE Dixie Highway, Suite 106, Hobe Sound, Florida 33455. Hauslein & Company has agreed to provide us with certain administrative, technology, and secretarial services, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between us and Hauslein & Company. The cost for the foregoing services to be provided to us by Hauslein & Company is $10,000 per month. We believe, based on rents and fees for similar services, that the fee charged by Hauslein & Company is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information on Common Stock
Our units, each of which consists of one share of our common stock, par value $0.001 per share, and one warrant to purchase one share of our common stock, trade on the NYSE Alternext U.S. under the symbol “AXG.U.” On February 14, 2008, the warrants and common stock underlying our units began to trade separately on the NYSE Alternext U.S. under the symbols “AXG.WS” and “AXG,” respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $7.00 commencing on our consummation of an initial business combination, provided that there is an effective registration statement in effect covering the shares of common stock underlying the warrants. Our warrants will expire at 5:00 p.m., New York City time, on January 23, 2012, unless earlier redeemed.
The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit, share of common stock, and warrant as reported on the NYSE Alternext U.S.

	Units(1)		Common Stock(2)		Warrants(2)
Quarter Ended	High	Low	High	Low	High	Low

March 31, 2008	$11.00	$9.35	$9.15	$8.96	$0.75	$0.35

June 30, 2008	$9.80	$9.00	$9.31	$9.00	$0.68	$0.30

September 30, 2008	$10.58	$8.50	$9.49	$8.85	$0.54	$0.15

December 31, 2008	$9.30	$7.00	$9.24	$8.23	$0.25	$0.03

(1)	Information for the quarter ended March 31, 2008 represents the high and low sales price only on and following January 24, 2008, which was the first day on which our units began trading.

(2)	Information for the quarter ended March 31, 2008 represents the high and low sales price only on and following February 14, 2008, the date that our warrants and common stock first became separately tradable.
Holders
As of February 27, 2009, there was one holder of record of our units, 13 holders of record of our common stock, and there were five holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants, or units through nominee names.
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
Use of Proceeds from our Initial Public Offering
On January 30, 2008, we consummated our initial public offering of 20,000,000 units. Each unit was sold at an offering price of $10.00 per unit and consists of one share of our common stock, $0.001 par value per share, and one warrant to purchase one share of our common stock at an exercise price of $7.00 per share. The units sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-146368), which was declared effective by the SEC on January 23, 2008. Lazard Capital Markets LLC and Morgan Stanley & Co. Incorporated acted as joint book runners for our initial public offering.
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
As of February 27, 2009 there was approximately $200,100,000 in the trust account.
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

Statement of Operations Information:

		From inception
		(September 6, 2007)
	Year ended	to
	December 31, 2008	December 31, 2007	December 31, 2008

Statement of Operations Data:
Loss from operations	$(830,653)	$(10,000)	$(840,653)
Interest income	2,470,053	—	2,470,053
Net income (loss)	1,085,745	(12,137)	1,073,608
Earnings per share Data:
Shares outstanding subject to possible redemption	5,539,725	—	4,186,335
Net income per share subject to possible redemption, basic and diluted	$—	$—	$—
Weighted average number of shares outstanding
Basic	18,076,028	5,750,000	15,064,700
Diluted	23,467,283	5,750,000	19,138,837
Net income (loss) per share
Basic	$0.06	$(0.00)	$0.07
Diluted	$0.05	$(0.00)	$0.06
Other Financial Data:
Net cash provided by (used in) operating activities	$1,023,468	$(10,000)	$1,013,468
Net cash used in investing activities; cash contributed to trust fund	$(200,219,661)	$—	$(200,219,661)
Net cash provided by financing activities, primarily proceeds from public offering in fiscal 2008	$200,050,401	$75,567	$200,125,968

December 31, 2008
Selected Balance Sheet Data:
Cash and cash equivalents	$1,070,021
Investments held in Trust	200,069,415
Net working capital	895,161
Total assets	201,381,132
Common stock, subject to possible conversion	59,999,990
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

As of December 31, 2008, we had no contractual obligations other than standard non-disclosure agreements in connection with our due diligence of business combination targets.
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
Net income for the year ended December 31, 2008 was $1,085,745, which consisted of $2,470,053 of interest income offset by $830,653 of general and administrative costs, $553,000 provision for income taxes and $655 of interest expense.
Net income (loss) for the period from September 6, 2007 (date of inception) to December 31, 2007 was ($12,137), which consisted of $10,000 of general and administrative costs and $2,137 of interest expense.
Net income for the period from September 6, 2007 (date of inception) to December 31, 2008 was $1,073,608, which consisted of $2,470,053 of interest income offset by $840,653 of general and administrative costs, $533,000 provision for income taxes and $2,792 of interest expense.

Off-Balance Sheet Arrangements
We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations, or other long term liabilities.
Our contractual obligations are set forth in the following table as of December 31, 2008:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual Obligations

Administrative services agreement (1)	$127,562	$120,000	$7,562	$—	$—

Total	$127,562	$120,000	$7,562	$—	$

(1)	We pay an affiliate of our Chairman of the Board and Chief Executive Officer a monthly fee of $10,000 for office space, administrative services, and secretarial support. This arrangement is for our benefit and is not intended to provide compensation in lieu of a salary. An amount of approximately $120,000 is included in general and administrative expenses on the accompanying statement of operations for the year ended December 31, 2009 reflecting this arrangement.
Liquidity and Capital Resources
The net proceeds from our initial public offering, after deducting offering expenses of approximately $650,000 and underwriting discounts of $14.0 million, was approximately $185.4 million. However, the underwriters agreed that approximately $0.45 per unit of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination. Net proceeds of $194.2 million, plus $5.8 million we received from the sale of the insider warrants, were deposited into the trust account.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. As of December 31, 2008, the balance of the trust account was $200.1 million. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
At December 31, 2008, the proceeds held in trust were invested in two treasury funds that include only U.S. Treasury bills, notes, and other short-term obligations guaranteed by the U.S. Treasury. Both funds are rated AAA by Standard & Poor’s, and neither fund invests in repurchase agreements. However, we may in the future invest the proceeds held in trust in different U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.
The U.S. and world financial markets have been experiencing extreme and unprecedented volatility. In light of these difficult conditions and the on-going developments in the regulatory environment surrounding the financial markets, there can be no certainty as to the effect these events will have on U.S. Treasury bills, notes, and other short-term obligations.
During December 2008, the effective annualized interest rate payable on the trust account was approximately 0.38%. A .25% decrease in the yield on the trust account would result in a decrease of approximately $125,000 in the interest earned on the trust account during each fiscal quarter.

Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	42

Balance Sheets, December 31, 2008 and 2007	43

Statements of Operations, for the year ended December 31, 2008, the period September 6, 2007 (date of inception) to December 31, 2008 and December 31, 2007	44

Statements of Stockholders’ Equity, September 6, 2007 (date of inception) to December 31, 2008	45

Statements of Cash Flows, for the year ended December 31, 2008 , the period September 6, 2007 (date of inception) to December 31, 2008 and December 31, 2007	46

Notes to Financial Statements	47

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Atlas Acquisition Holdings Corp.
We have audited the accompanying balance sheets of Atlas Acquisition Holdings Corp. (the “Company”) as of December 31, 2008 and December 31, 2007, and the related statements of operations and cash flows for the year ended December 31, 2008 and for the periods from September 6, 2007 (date of inception) to December 31, 2008 and 2007, and the statement of stockholders’ equity from September 6, 2007 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Acquisition Holdings Corp. (a corporation in the development stage) as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for year ended December 31, 2008 and for the periods from September 6, 2007 (date of inception) to December 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.
/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
February 25, 2009

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$1,070,021	$65,567
Prepaid expenses	6,696	—
Deferred registration Costs	—	242,199

Total current assets	1,076,717	307,766

Investments held in Trust	200,069,415	—
Deferred tax asset	235,000	—

Total Assets	$201,381,132	$307,766

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accrued registration costs	$—	$144,766
Accrued expenses	181,556	—
Notes payable to initial stockholders including related interest	—	152,137

Total current liabilities	181,556	296,903

Long-Term Liabilities:
Deferred underwriting fee	8,955,000	—

Common stock subject to possible redemption (5,999,999 shares at redemption value, $10.00 per share)	59,999,990	—

Commitments

Stockholders’ Equity
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—	—
Common Stock, $.001 par value; 300,000,000 shares authorized, 25,000,000 shares issued and outstanding (including 5,999,999 shares subject to redemption) at December 31, 2008 and 5,750,000 shares issued and outstanding at December 31, 2007	25,000	5,750
Additional paid-in capital	131,145,978	17,250
Retained earnings (deficit accumulated in the development stage)	1,073,608	(12,137)

Total Stockholders’ Equity	132,244,586	10,863

Total Liabilities and Stockholders’ Equity	$201,381,132	$307,766

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

		For the period September 6, 2007
	For the year	(date of inception)
	ended	to
	December 31,	December 31,	December 31,
	2008	2007	2008
Operating Expenses
General and administrative costs	$830,653	$10,000	$840,653

Loss from operations	(830,653)	(10,000)	(840,653)

Other income (expense)
Interest income	2,470,053	—	2,470,053
Interest expense	(655)	(2,137)	(2,792)

Income (loss) before provision for income taxes	1,638,745	(12,137)	1,626,608
Provision for income taxes	553,000	—	553,000

Net income (loss) for the period	$1,085,745	$(12,137)	$1,073,608

Weighted average number of common shares outstanding (not subject to possible redemption):
Basic	18,076,028	5,750,000	15,064,700

Diluted	23,467,283	5,750,000	19,138,837

Net income per common share not subject to possible redemption:
Basic	$0.06	$(0.00)	$0.07

Diluted	$0.05	$(0.00)	$0.06

Maximum number of shares subject to possible redemption:
Weighted average number of shares	5,539,725	—	4,186,335

Net income per common share subject to possible redemption:
Basic and diluted	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to December 31, 2008

				Retained earnings
			Additional	(deficit	Total
			Paid-in	accumulated in the	Stockholders’
	Shares	Amount	Capital	development stage)	Equity
Balances, September 6, 2007 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	—	23,000
Net loss for the period	—	—	—	(12,137)	(12,137)

Balances, December 31, 2007	5,750,000	5,750	17,250	(12,137)	10,863

Proceeds from issuance of 5,800,000 insider warrants at $1.00 per warrant in private placement	—	—	5,800,000	—	5,800,000
Sale of 20,000,000 units through public offering at $10.00 per unit net of underwriters’ discount and offering costs (including 5,999,999 shares of common stock subject to possible redemption)	20,000,000	20,000	185,327,968	—	185,347,968
Proceeds from public offering subject to possible redemption, 5,999,999 shares			(59,999,990)	—	(59,999,990)
Forfeiture of founders shares	(750,000)	(750)	750	—	—
Net income for the year	—	—	—	1,085,745	1,085,745

Balances, December 31, 2008	25,000,000	$25,000	$131,145,978	$1,073,608	$132,244,586

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

		For the period September 6, 2007
	For the year	(date of inception)
	ended	to
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss) for the period	$1,085,745	$(12,137)	$1,073,608

Adjustments to reconcile net income (loss) for the period to net cash provided by (used in) operating activities:
Deferred tax benefit	(235,000)	—	(235,000)
Changes in operating assets and liabilities
Prepaid expenses	(6,696)	—	(6,696)
Accrued expenses	181,556	—	181,556
Accrued interest on notes payable to initial stockholders	(2,137)	2,137	—

Net cash provided by (used in) operating activities	1,023,468	(10,000)	1,013,468

Cash flows from investing activities:

Accrued interest earned on trust account	(69,415)	—	(69,415)

Change in trust account	(200,000,000)	—	(200,000,000)

Net cash used in investing activities	(200,069,415)	—	(200,069,415)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	—	23,000	23,000
Proceeds from notes payable to initial stockholders	—	150,000	150,000
Payments on notes payable to initial stockholders	(150,000)	—	(150,000)
Proceeds from issuance of warrants in private placement	5,800,000	—	5,800,000
Proceeds from public offering	200,000,000	—	200,000,000
Payment of underwriters’ discount and registration costs	(5,599,599)	(97,433)	(5,697,032)

Net cash provided by financing activities	200,050,401	75,567	200,125,968

Net increase in cash and cash equivalents	1,004,454	65,567	1,070,021

Cash and cash equivalents:
Beginning of period	65,567	—	—

End of period	$1,070,021	$65,567	$1,070,021

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$8,955,000	$—	$8,955,000

Accrued registration costs	$—	$144,766	$—

Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption	$59,999,990	$—	$59,999,990

Reclass from common stock to additional paid-in capital for the forfeiture of founders’ shares	$750	$—	$750

The accompanying notes are an integral part of these financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations.
Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (a “Target Business”) will not be limited to a particular industry segment. All activities from September 6, 2007 (date of inception) through December 31, 2008 were related to the Company’s formation, capital raising activities and identifying prospective target businesses. The Company has selected December 31st as its fiscal year end.
The Company is considered to be a development stage company and, as such the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is subject to the risks associated with the activities of development stage companies.
The registration statement for the Company’s initial public offering (“Offering”) was declared effective on January 23, 2008. The Company consummated the offering on January 30, 2008 for gross proceeds of $200 million and contemporaneous with the consummation of the Offering, the Company’s Founding Stockholders purchased 5,800,000 warrants in the aggregate at $1.00 per warrant (the “Insider Warrants”) in a private placement (the “Private Placement”). The Company’s management intends to apply substantially all of the net proceeds of the Offering and Private Placement toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of our net assets (excluding the amount held in the trust account (“Trust Account”) representing the deferred portion of the underwriters’ discount (Note 8)), at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.
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
The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company. Stockholders that vote against such proposed Business Combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution from the Trust Account (the “Redemption Right”). The actual per share redemption price will be equal to the amount in the Trust Account (inclusive of any interest thereon, net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share based on the value of the Trust Account as of December 31, 2008.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations— (continued)
The Company’s stockholders prior to the Offering (the “Initial Stockholders”), have agreed to vote their 5,000,000 founding shares of common stock in accordance with the manner in which the majority of the shares of common stock offered in the Offering are voted by the Company’s public stockholders (the “Public Stockholders”) with respect to a Business Combination. In the event that a majority of the outstanding shares of common stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding common stock do not vote against the Business Combination and do not exercise their Redemption Rights, the Business Combination may then be consummated.
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
Note 2 — Initial Public Offering.
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
NOTES TO FINANCIAL STATEMENTS
Note 3 — Summary of Significant Accounting Policies.
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
Investments Held in Trust Account — The Company’s restricted investments held in the Trust Account at December 31, 2008 are currently invested in two treasury funds that include only U.S. Treasury bills, notes, and other short-term obligations guaranteed by the U.S. Treasury. Both funds are rated AAA by Standard & Poor’s, and neither fund invests in repurchase agreements. However, the Company may in the future invest the proceeds held in trust in different U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. The Company recognized interest income of $2,453,872 on investments held in trust for both the year ended December 31, 2008 and for the period from inception (September 6, 2007) to December 31, 2008, which are included on the accompanying statements of operations.
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
The Company’s statement of operations includes a presentation of net income per share for common stock subject to possible redemption in a manner similar to the two-class method of net income per share in accordance with FASB’s Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). Basic and diluted income per common share amounts for the maximum number of shares subject to possible redemption are calculated by dividing the net interest income attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption. Basic and diluted net income per share amounts for the shares outstanding not subject to redemption is calculated by dividing the net income by the weighted average number of shares not subject to possible redemption. The Company has dilutive securities in the form of 25,800,000 warrants, including 5,800,000 warrants issued as part of the Private Placement, which resulted in approximately 5,391,000 and 4,074,000 incremental common shares for the year ended December 31, 2008 and from September 6, 2007 (date of inception) to December 31, 2008, respectively, using the treasury stock method, based on the assumed exercise of the warrants. There were no incremental shares for the period September 6, 2007 (date of inception) to December 31, 2007. The incremental shares are added to the basic weighted average number of common shares outstanding (not subject to possible redemption), used in the calculation of diluted net income per share.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 3 — Summary of Significant Accounting Policies — (continued)
Fair Value of Financial Instruments — The fair value of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instrument,” approximate their carrying amounts presented in the accompanying condensed balance sheets, due to their short-term maturities.
Use of Estimates — The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company also complies with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation, and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company adopted FIN 48 effective January 1, 2008. The Company did not recognize any adjustment for uncertain tax positions during the year ended December 31, 2008 and 2007, respectively.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 3 — Summary of Significant Accounting Policies — (continued)
In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. Upon the successful completion of a Business Combination, the Company anticipates applying the provisions of SFAS 141R and potentially SFAS 160.
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
Note 4 — Taxes.
The Company’s effective tax rate approximates the federal statutory rate. The Company is incorporated in Delaware and accordingly is subject to Delaware franchise taxes. The Company recognized approximately $151,000 of Delaware franchise tax expense, included as part of general and administrative costs, in the accompanying statement of operations for the year ended December 31, 2008. There was no Delaware franchise tax expense recognized for the period from inception to December 31, 2007.
The deferred tax asset recorded at December 31, 2008 is attributable to the Company’s operating expenses incurred from inception to December 31, 2008, which are not currently deductible (except for the Delaware Franchise taxes) as the company is in the development stage.
Provision for income taxes consists of:

		For the period September 6, 2007
		(date of inception)
	For the year ended	to
	December 31, 2008	December 31, 2007	December 31, 2008
Current expense	$788,000	$—	$788,000
Deferred benefit	(235,000)	—	(235,000)

Federal	$553,000	$—	$553,000

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 5 — Deferred Registration Cost.
The Company complied with the requirements of SEC Staff Accounting Bulletin (SAB) Topic 5A “Expenses of Offering.” Deferred registration costs consisted principally of legal and accounting fees incurred related to the Offering and were charged to additional paid-in capital upon the completion of the Offering.
Note 6 — Notes Payable to Initial Stockholders.
The Company issued an aggregate of $150,000 in unsecured promissory notes to two of its initial stockholders or their affiliates on September 19, 2007 (the “Notes”). The Notes bore interest at a rate of 5% per annum and were payable in full, within 60 days following the consummation of the Offering. The Notes, along with accrued interest, were repaid in full on January 31, 2008 in connection with the consummation of the Offering.
Note 7 — Fair Value Measurements.
Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.
The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

				Significant
		Quoted Prices in	Significant Other	Observable
		Active Markets	Observable Input	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$1,070,021	$1,070,021	$—	$—

Intestments held in Trust	200,069,415	200,069,415	—	—

Total	$201,139,436	$201,139,436	$—	$—

The fair values of the Company’s cash and cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.
The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 8 — Commitments.
Administrative Fees
Commencing on January 23, 2008, the Company has agreed to pay an affiliate of one of its sponsors $10,000 per month for office, administrative, technology, and secretarial services. The Company recognized $112,903 of such expense during the year ended December 31, 2008 and for the period from inception (September 6, 2007) to December 31, 2008, which is included in general and administrative costs on the accompanying statements of operations. There was no such expense during the period from inception to December 31, 2007.
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
Note 9 — Capital Stock.
Preferred Stock
The Company is authorized to issue 100,000,000 shares of $.001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time-to-time by the Board of Directors.
Common Stock
The Company is authorized to issue an aggregate of 300,000,000 shares of $.001 par value common stock.
Public Warrants
Each warrant included in the Units sold in the Offering (“Public Warrant”) will be exercisable for one share of common stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares of common stock at $7.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the completion of the Business Combination and ending four years from the date of the Offering. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $14.25 per share, for any 20 trading days within a 30-trading-day period ending three business days before the Company sent the notice of redemption. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Public Warrants, which will expire worthless. In addition, under no circumstances will the Company be required to net cash settle the exercise of the warrants.
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
Note 9 — Capital Stock — (continued)
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO FINANCIAL STATEMENTS
Note 10 — Summarized Quarterly Financial Information (Unaudited).
The Company’s unaudited condensed quarterly financial information is as follows for the year ended December 31, 2008 and for period September 6, 2007 (date of inception) to December 31, 2008:

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008
Year Ended December 31, 2008
Operating expenses	$(239,304)	$(177,795)	$(214,012)	$(199,542)
Interest income	316,264	741,753	677,946	734,090
Interest expense	—	—	—	(655)

Income before provision for taxes	76,960	563,958	463,934	533,893
Provision for taxes	27,000	192,000	157,000	177,000

Net income (loss) for the period	$49,960	$371,958	$306,934	$356,893

Weighted average number of common shares outstanding not subject to possible redemption, basic	19,000,001	19,000,001	19,000,001	15,148,352

Weighted average number of common shares outstanding not subject to possible redemption, diluted	24,289,292	25,212,156	24,929,282	19,117,502

Net income per common share not subject to possible redemption, basic	$0.00	$0.02	$0.02	$0.02

Net income per common share not subject to possible redemption, diluted	$0.00	$0.01	$0.01	$0.02

September 6, 2007
(date of inception)
to December 31,
2007
From Inception to December 31, 2007
Operating expenses	$(10,000)
Interest expense	(2,137)

Loss before provision for taxes	(12,137)

Net loss for the period	$(12,137)

Weighted average number of common shares outstanding	5,750,000
Net loss per common share, basic and diluted	$0.00

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K under the supervision and with the participation of our management, including Mr. Hauslein, our Chief Executive Officer and Principal Financial Officer. Based upon that evaluation, Mr. Hauslein concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  In connection with the preparation of this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our management has concluded that our internal control over financial reporting is effective as of December 31, 2008.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report.
(b) Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our current directors and executive officers are as follows:

Name	Age	Position

James N. Hauslein	49	Chairman of the Board, Chief Executive Officer, and Treasurer
Gaurav V. Burman	37	President, Secretary, and Director
Rohit M. Desai	70	Director
Robert A. Knox	56	Director
Raj Mishra	39	Director
James N. Hauslein has been our chairman, chief executive officer, and treasurer since our inception in September 2007. Since May 2001, Mr. Hauslein has managed his personal private equity and other investments. Mr. Hauslein was involved in the acquisition of a controlling interest in Sunglass Hut International (previously NASDAQ: RAYS) in June 1987. In 1991, Mr. Hauslein led the buyout of Sunglass Hut International. Mr. Hauslein served as chairman of Sunglass Hut International from 1991 to 2001 and served as chief executive officer from May 1997 to January 1998 and January 2001 to April 2001. During Mr. Hauslein’s involvement with Sunglass Hut International, the company increased its revenue through organic growth and acquisitions from approximately $37 million in 1987 to approximately $680 million in fiscal 2000 prior to its sale to Luxottica Group SpA (Milan and NYSE: LUX). While at Sunglass Hut International, Mr. Hauslein presided over numerous add-on acquisitions in the United States and Australia as well as organic growth in North America, the Caribbean, and Europe and a joint venture in Singapore. At the time of Luxottica Group’s acquisition, Sunglass Hut International operated approximately 2,000 company-owned Sunglass Hut International, Watch Station, Watch World, and combination stores in the United States, Canada, the Caribbean, Europe, Asia, Australia, and New Zealand. In connection with the April 2001 sale of Sunglass Hut International, Mr. Hauslein entered into a noncompetition agreement that lasted until April 2006. From 1986 to 1991, Mr. Hauslein was a partner at private equity firm Kidd, Kamm & Company, where he was responsible for identifying, consummating, and overseeing a number of middle-market acquisitions. Mr. Hauslein is an independent director of GLG Partners, Inc. (NYSE: GLG) and was previously an independent director, from July 2006 to November 2007, of Freedom Acquisition Holdings, Inc. (formerly AMEX: FRH), a $528 million general purpose blank check company that completed a business combination with GLG Partners, Inc. in a transaction valued at approximately $3.4 billion. Mr. Hauslein is also an independent director of Liberty Acquisition Holdings Corp. (NYSE Alternext: LIA), a general purpose blank check company that raised approximately $1 billion in its December 2007 initial public offering. Mr. Hauslein is currently a director of Elephant Capital plc (AIM: ECAP), a listed private equity and investment management business. Mr. Hauslein received his M.B.A., with distinction, from Cornell University’s Johnson Graduate School of Management and his B.S. in chemical engineering from Cornell University.
Gaurav V. Burman has served as our president, secretary, and a member of our board of directors since our inception in September 2007. Mr. Burman is a founding partner of Elephant Capital plc, an India-focused private equity fund that he founded in May 2007. From May 2005 to May 2007, Mr. Burman was a founding partner of Prometian Investments plc, a UK private equity fund. From April 1998 to March 2005, Mr. Burman worked in a variety of capacities for Dresdner Kleinwort Capital, a global private equity firm with over US$1.5 billion under management. Mr. Burman was initially based in London where he was a member of the European mezzanine team. In 1998 after Dresdner acquired Kleinwort Benson, Mr. Burman re-located to New York and reported directly to the head of Dresdner’s Global Private Equity Group. From January 1995 to April 1998, Mr. Burman served as a director in the business development group at Dabur India Ltd. (Mumbai: DABUR), a $2.5 billion market cap consumer goods business in India, which is majority owned and controlled by the Burman family. Mr. Burman is a member of the Young Presidents Organization (YPO) and is currently a member of the board of directors of a number of private UK companies. Mr. Burman holds a BA with a dual degree in Economics and History from Tufts University and has remained involved with Tufts, where he is a member of the board of the international overseers. Mr. Burman is the brother of Mohit Burman, one of our special advisors.

Rohit M. Desai has served as a member of our board of directors since our inception in September 2007. Mr. Desai is also the Chairman, President, and Chief Investment Officer of Desai Capital Management Incorporated (“DCMI”), positions he has held since founding DCMI in 1984. DCMI is a New York-based private equity investment firm that, since inception, has sponsored four institutional investment partnerships, each with committed capital between $325 million and $410 million. The investment programs for these partnerships have ended and they are no longer active. Prior to the formation of DCMI, Mr. Desai had a 20-year affiliation with JPMorgan from 1964 to 1984, where he was a Senior Vice President, Head of Special Investments, which included private equity investments, real estate investments, venture capital, and oil and gas investments. Mr. Desai has served on the board of directors of the following public companies: The Rouse Company from January 1989 to November 2004, Sitel Corporation from April 2000 to January 2007, TeleCorp PCS from December 1997 to November 2001, SunCom Wireless from May 2002 to October 2006, Independence Community Bank from April 1992 to June 2006, and Sunglass Hut International from June 1987 to July 1991 and March 1993 to April 2001. During his service as a director of The Rouse Company, Mr. Desai served as chairman of various board committees, including the audit committee and the compensation committee. Mr. Desai also served on the executive compensation, audit, nominating, and governance committees of many of the boards on which he sat. From May 1993 to present, Mr. Desai has served on the board of Finlay Enterprises, Inc., a retailer of fine jewelry, and on the advisory board of Burgundy Asset Management Ltd., a Canadian investment advisory firm providing discretionary investment management to private individuals, charitable foundations, and select institutional investors. Mr. Desai also serves on the audit and nominating committees of Finlay Enterprises, Inc. From January 2008 to present, Mr. Desai has served on the board of Alphatec Holdings, Inc., a publicly traded designer, developer, manufacturer, and marketer of products for the surgical treatment of spine disorders. Mr. Desai graduated from the University of Bombay in 1958 with a Bachelor of Science Degree, the University of North Carolina in 1960 with a Master of Science Degree, and the Harvard Business School in 1964 with an MBA.
Robert A. Knox has served as a member of our board of directors since our inception in September 2007. Since December 1996, Mr. Knox has been a senior managing director of Cornerstone Equity Investors, a New York-based private equity firm that he co-founded. The investment principals of Cornerstone have raised committed capital in excess of $1.2 billion and have funded over 100 companies through middle market buyouts and expansion financings since 1984. Prior to the formation of Cornerstone Equity Investors, from 1994 to December 1996 Mr. Knox was Chairman and Chief Executive Officer, and from 1984 to 1994 he was president of, Prudential Equity Investors, Inc., the private equity affiliate of the Prudential Insurance Company. Mr. Knox currently serves on the Board of Directors and is the lead Director of Health Management Associates (NYSE: HMA) and several private corporations and investment firms. Mr. Knox graduated from Boston University in 1974 with a Bachelor of Arts Degree in Economics and earned an MBA from Boston University in 1975. Mr. Knox is Chairman of the Board of Trustees of Boston University.
Raj Mishra has served as a member of our board of directors since our inception in September 2007. Since July 2003, Mr. Mishra has also been the Founder and Chief Investment Officer of Indea Capital, a $300 million India-dedicated investment management firm. Indea Capital invests in both private and public opportunities, and manages capital for large institutions, pension funds, and many of the world’s prominent families. Indea has offices in Singapore and Mumbai (India) and is regulated by the MAS in Singapore. From October 2001 to July 2003, Mr. Mishra engaged in various activities related to the formation of Indea Capital. Prior to the formation of Indea Capital, from January 1999 to October 2001 Mr. Mishra was Managing Director and Head of Equities of Dresdner Kleinwort Wasserstein, the international investment banking arm of Dresdner Bank. Prior to joining Dresdner, from March 1998 to September 1998 Mr. Mishra was a director with Banco Santander in Hong Kong. From October 1994 to January 1998, Mr. Mishra was a director with Peregrine Securities, where he headed Indian equities and was based in Hong Kong and Mumbai. From December 1993 to October 1994, Mr. Mishra worked as an equity analyst in New York and Mumbai for Smith New Court, an independent British securities house. From July 1991 to January 1993, Mr. Mishra worked as a business analyst in New Delhi for Ranbaxy Labs, India’s largest pharmaceutical company. Mr. Mishra graduated from Xavier Institute of Management in India with a degree in Economics and earned an MBA in 1991.
There are no family relationships among any of our directors or executive officers. Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers serve at the pleasure of the board of directors.

Corporate Governance
Audit Committee
Our audit committee of the board of directors currently consists of Rohit M. Desai, chairman, Robert A. Knox, and Raj Mishra, each of whom is an independent director under NYSE Alternext U.S. listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:
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
Financial Experts on Audit Committee
The audit committee has been, and at all times will be, composed exclusively of “independent directors” who are “financially literate,” as defined under NYSE Alternext U.S. listing standards. NYSE Alternext U.S. listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement.
In addition, we must certify to NYSE Alternext U.S. that the audit committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Rohit M. Desai satisfies the NYSE Alternext U.S. definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Code of Ethics and Committee Charters
Effective upon consummation of our initial public offering, we adopted a code of ethics that applies to all of our executive officers, directors, and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business in accordance with applicable federal securities laws and the rules of the NYSE Alternext U.S. We have filed copies of our code of ethics as an exhibit to this report. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided, without charge, upon request to us in writing addressed to our Chief Executive Officer at our address listed herein. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.
Compliance with Section 16(a)
Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of us. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.
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

Item 12.	Security Ownership of Certain and Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of February 27, 2009 by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all of our executive officers and directors as a group.

		Percentage of
	Number of Shares	Outstanding
Name and Address of	of Common Stock	Common Stock
Beneficial Owner	Beneficially Owned(1)	Beneficially Owned(2)

Officers and Directors

James N. Hauslein(3)	2,373,914	9.5%

Gaurav V. Burman(4)	515,353	2.1%

Rohit M. Desai(5)	25,000	*

Robert A. Knox	25,000	*

Raj Mishra	25,000	*

All officers and directors as a group (5 individuals)	3,464,267	11.9%

5% Stockholders:

Integrated Core Strategies (US) LLC(6)	2,218,669	8.9%

Federated Investors, Inc.(7)	5,001,200	20%

Basso Funds(8)	1,300,000	5.2%

*	Less than 1%.

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Except as otherwise stated, the business address of each of the beneficial owners is c/o Hauslein & Company, Inc., 11450 SE Dixie Highway, Suite 106, Hobe Sound, Florida 33455.

(2)	The percentages shown are calculated based on 25,000,000 shares of common stock outstanding on February 27, 2009.

(3)	Includes 17,391 shares held by the Diane G. Hauslein Trust, of which Mr. Hauslein is the trustee. Excludes the 2,900,000 insider warrants held by Mr. Hauslein, which are not exercisable until our consummation of a business combination.

(4)	Represents 515,353 shares held by Elephant North America Limited, a holding company beneficially owned by Mr. Burman. Excludes the 287,500 insider warrants held by Elephant North America Limited, which are not exercisable until our consummation of a business combination.

(5)	All such shares are held by the Irrevocable Trust #1 for Descendants of Rohit Desai, of which Mr. Desai’s wife is the trustee. Mr. Desai disclaims beneficial ownership of all of such shares.

(6)	Based on a Schedule 13G/A filed on November 3, 2008 with the SEC jointly by Integrated Core Strategies (US) LLC, Millennium Management LLC, and Israel A. Englander. Represents shares of our common stock held by Integrated Core Strategies (US) LLC. Millennium Management LLC is the manager of Integrated Core Strategies (US) LLC, and Israel A. Englander is the managing member of Millennium Management LLC. Integrated Core Strategies (US) LLC, Millennium Management LLC, and Israel A. Englander each exercise shared voting and dispositive power over all such shares. The address of Integrated Core Strategies (US) LLC is 666 Fifth Avenue, New York, New York 10103.

(7)	Based on a Schedule 13G filed on February 11, 2008 with the SEC jointly by Federated Investors, Inc., Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue. Represents shares of common stock held by Federated Investors, Inc. Voting Shares Irrevocable Trust, John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue are the holders of all the outstanding voting stock of Federated Investors, Inc. Federated Investors, Inc. and Voting Shares Irrevocable Trust each exercise sole voting and dispositive power over all such shares. John F. Donahue, Rhodora J. Donahue, and J. Christopher Donahue each exercise shared voting and dispositive power over all such shares. The address of Federated Investors, Inc. is Federated Investors Tower, Pittsburg, Pennsylvania 15222.

(8)	Based on a Schedule 13G filed on March 27, 2008 with the SEC jointly by Basso Fund Ltd., Basso Multi-Strategy Holding Fund Ltd., Basso Capital Management, L.P., Basso GP, LLC, Howard Fischer, Philip Platek, John Lepose, and Dwight Nelson. Represents 103,711 shares of our common stock held by Basso Fund Ltd. and 1,196,289 shares of our common stock held by Basso Multi-Strategy Holding Fund Ltd. (together referred to in this report as the “Basso Funds”). Basso Capital Management, L.P. is the investment manager of the Basso Funds and Basso GP, LLC is the general partner of Basso Capital Management, L.P. Howard Fischer, Philip Platek, John Lepose, and Dwight Nelson are controlling persons of Basso GP, LLC. The Basso Funds, Basso Capital Management, L.P., Basso GP, LLC, Howard Fischer, Philip Platek, John Lepose, and Dwight Nelson each exercise shared voting and dispositive power over all such shares. The address of the Basso Funds is 1266 East Main Street, Fourth Floor, Stamford Connecticut 06902.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
In September 2007, we sold 3,408,907 shares of our common stock to the individuals set forth below for approximately $13,636 in cash, or $0.004 per share, and in January 2008, we sold 3,187,500 insider warrants to the individuals set forth below for $3,187,500 in cash, or $1.00 per warrant, as follows:

	Number of		Number of
Name	Shares(1)		Warrants(2)	Relationship to Us
James N. Hauslein	2,730,001	(3)	2,900,000	Chairman of the Board, Chief Executive Officer, and Treasurer
Gaurav V. Burman	592,656	(4)	287,500 (5)	President, Secretary, and Director
Rohit M. Desai	28,750	(6)	—	Director
Robert A. Knox	28,750		—	Director
Raj Mishra	28,750		—	Director

(1)	In March 2008, James N. Hauslein, Guarav V. Burman, Rohit M. Desai, Robert A. Knox, and Raj Mishra forfeited 356,087, 77,303, 3,750, 3,750, and 3,750 of such shares of our common stock, respectively, due to the expiration of the underwriters’ over-allotment option.

(2)	Messrs. Hauslein and Burman, using their own funds personally or through wholly owned entities, purchased the insider warrants from us. These purchases took place on a private placement basis simultaneously with the consummation of our initial offering. The purchase price for the insider warrants was delivered to American Stock Transfer & Trust Company, who is acting solely as escrow agent in connection with the private sale of insider warrants. American Stock Transfer & Trust Company deposited the purchase price into the trust account simultaneously with the consummation of our initial public offering. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except that the insider warrants (i) may be exercised whether or not a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. The purchasers have agreed that the insider warrants will not be sold or transferred by them (except to employees of Promethean Investments LLP or to our directors or special advisors at the same cost per warrant originally paid by them and upon execution of an agreement to be bound by the 90-day lock-up) until 90 days after the consummation of our business combination. Certain holders of these insider warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to a registration rights agreement. These holders may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

(3)	Includes 20,000 shares held by the Diane G. Hauslein Trust, of which Mr. Hauslein is the trustee.

(4)	All such shares are held by Elephant North America Limited, a holding company beneficially owned by Mr. Burman.

(5)	All such insider warrants are held by Elephant North America Limited, a holding company beneficially owned by Mr. Burman.

(6)	All such shares are held by the Irrevocable Trust #1 for Descendants of Rohit Desai, of which Mr. Desai’s wife is the trustee. Mr. Desai disclaims beneficial ownership of all of such shares.
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
In 2007, James N. Hauslein and Promethean Investments LLP had advanced to us an aggregate of $75,000 to cover expenses related to our initial offering. The loans were payable, at 5% interest per year, within 60 days of the consummation of our initial public offering. We repaid these loans along with accrued interest in January 2008 from the proceeds of our initial public offering not placed in trust available to us.
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
Director Independence
NYSE Alternext U.S. requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
We have determined that Messrs. Robert A. Knox, Raj Mishra, and Rohit M. Desai, which together constitute a majority of our board, are independent directors as defined under the listing standards of the NYSE Alternext U.S. Our independent directors hold regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.
The firm of Rothstein, Kass & Company, P.C. or, Rothstein Kass, acts as our principal accountant. Rothstein Kass manages and supervises the audit of our financial statements, and is exclusively responsible for the opinion rendered in connection with its examination. The following is a summary of fees paid to Rothstein Kass for services rendered:
Audit Fees
The aggregate fees billed to our company for professional services rendered by Rothstein Kass for the years ended December 31, 2007 and 2008 were $27,500 and $65,500, respectively. Such amounts represent payment for (a) the annual audit of our financial statements for such years and (b) the audit of our financial statements dated September 24, 2007 and January 30, 2008 filed with our registration statement on Form S-1 and our Current Report on Form 8-K, respectively.
Audit-Related Fees
We did not receive audit-related services that are not reported as Audit Fees for the years ended December 31, 2007 or 2008.
Tax Fees
We did not receive professional services for tax compliance, tax advice and tax planning for the years ended December 31, 2007 or 2008.
All other Fees
We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the years ended December 31, 2007 or 2008.
Pre-Approval Policy
Since our audit committee was not formed until January 2008, the audit committee did not pre-approve all of the services provided in 2007, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial Statements and Financial Statement Schedules
(1)	See Item 8, “Financial Statements and Supplementary Data.”

(2)	All supplemental schedules have been omitted since the information is included in the financial statements or the notes thereto or that they are not require or are not applicable.

(3)	See attached Exhibit Index of this Annual Report on Form 10-K.

(b)	Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Atlas Acquisition Holdings Corp.*

3.2	Bylaws of Atlas Acquisition Holdings Corp.*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Warrant Certificate*

4.4	Warrant Agreement, dated as of January 24, 2008, by and between Atlas Acquisition Holdings Corp. and American Stock Transfer & Trust Company*

10.1	Letter Agreement, dated as of January 24, 2008, among Atlas Acquisition Holdings Corp., Lazard Capital Markets LLC, Morgan Stanley & Co. Incorporated, and the stockholders named therein*

10.2	Investment Management Trust Agreement, dated as of January 24, 2008, by and between Atlas Acquisition Holdings Corp. and American Stock Transfer & Trust Company*

10.3	Stock Escrow Agreement, dated as of January 24, 2008, by and among Atlas Acquisition Holdings Corp., American Stock Transfer & Trust Company, and the stockholders named therein*
10.4	Letter Agreement between Hauslein & Company, Inc. and Atlas Acquisition Holdings Corp.*

10.6	Registration Rights Agreement, dated as of January 30, 2008, by and among Atlas Acquisition Holdings Corp. and the stockholders named therein*

10.8	Indemnification Agreement, dated as of January 23, 2008, by and between Atlas Acquisition Holdings Corp. and each officer, director, and special advisor*

14	Code of Conduct and Ethics*

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer

*	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS ACQUISITION HOLDINGS CORP.
Date February 27, 2009	By:	/s/ James N. Hauslein
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

Signature	Position	Date

/s/ James N. Hauslein James N. Hauslein	Chairman of the Board, Chief Executive Officer, and Treasurer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	February 27, 2009

/s/ Gaurav V. Burman Gaurav V. Burman	President, Secretary, and Director	February 27, 2009

/s/ Rohit M. Desai Rohit M. Desai	Director	February 27, 2009

/s/ Robert A. Knox Robert A. Knox	Director	February 27, 2009

/s/ Raj Mishra Raj Mishra	Director	February 27, 2009

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Atlas Acquisition Holdings Corp.*

3.2	Bylaws of Atlas Acquisition Holdings Corp.*

4.1	Specimen Unit Certificate*

4.2	Specimen Common Stock Certificate*

4.3	Specimen Warrant Certificate*

4.4	Warrant Agreement, dated as of January 24, 2008, by and between Atlas Acquisition Holdings Corp. and American Stock Transfer & Trust Company*

10.1	Letter Agreement, dated as of January 24, 2008, among Atlas Acquisition Holdings Corp., Lazard Capital Markets LLC, Morgan Stanley & Co. Incorporated, and the stockholders named therein*

10.2	Investment Management Trust Agreement, dated as of January 24, 2008, by and between Atlas Acquisition Holdings Corp. and American Stock Transfer & Trust Company*

10.3	Stock Escrow Agreement, dated as of January 24, 2008, by and among Atlas Acquisition Holdings Corp., American Stock Transfer & Trust Company, and the stockholders named therein*

10.4	Letter Agreement between Hauslein & Company, Inc. and Atlas Acquisition Holdings Corp.*

10.6	Registration Rights Agreement, dated as of January 30, 2008, by and among Atlas Acquisition Holdings Corp. and the stockholders named therein*

10.8	Indemnification Agreement, dated as of January 23, 2008, by and between Atlas Acquisition Holdings Corp. and each officer, director, and special advisor*

14	Code of Conduct and Ethics*

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer

*	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2008.