Form 10-Q
period 2009-03-31
Atlas Acquisition Holdings Corp.
filed 2009-05-12
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-33927
ATLAS ACQUISITION HOLDINGS CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0852483

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

c/o Hauslein & Company, Inc.
11450 SE Dixie Highway, Ste 106
Hobe Sound, Florida	33455

(Address of Principal Executive Offices)	(Zip Code)
(772) 545-9042
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,000,000 shares issued and outstanding as of May 8, 2009.

ATLAS ACQUISITION HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$700,656	$1,070,021
Prepaid expenses	91,402	6,696

Total current assets	792,058	1,076,717

Investments held in Trust	200,002,723	200,069,415
Deferred tax asset	315,617	235,000

TOTAL ASSETS	$201,110,398	$201,381,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$76,613	$181,556

Total current liabilities	76,613	181,556

LONG-TERM LIABILITIES:
Deferred underwriting fee	8,955,000	8,955,000

Common stock subject to possible redemption (5,999,999 shares at redemption value)	59,999,990	59,999,990

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 25,000,000 shares issued and outstanding (including 5,999,999 shares subject to redemption) at March 31, 2009 and December 31, 2008	25,000	25,000
Additional paid-in capital	131,145,978	131,145,978
Retained earnings accumulated during the development stage	907,817	1,073,608

TOTAL STOCKHOLDERS’ EQUITY	132,078,795	132,244,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,110,398	$201,381,132

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

			For the period	For the period
			September 6, 2007	September 6, 2007
	For the three	For the three	(date of inception)	(date of inception)
	months ended	months ended	to	to
	March 31, 2009	March 31, 2008	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
General and administrative costs	$281,989	$199,542	$209,542	$1,122,642

Loss from operations	(281,989)	(199,542)	(209,542)	(1,122,642)

Other income (expense)
Interest income	28,581	734,090	734,090	2,498,634
Interest expense	—	(655)	(2,792)	(2,792)

Income (loss) before provision for income taxes	(253,408)	533,893	521,756	1,373,200
Provision for (benefit from) income taxes	(87,617)	177,000	177,000	465,383

Net income (loss) for the period	$(165,791)	$356,893	$344,756	$907,817

Weighted average number of common shares outstanding (not subject to possible redemption):
Basic	19,000,001	15,148,352	9,861,779	15,682.811

Diluted	19,000,001	19,117,502	11,598,282	20,131,079

Net income (loss) per common share not subject to possible redemption:
Basic	$(0.01)	$0.02	$0.03	$0.06

Diluted	$(0.01)	$0.02	$0.03	$0.04

Maximum number of common shares subject to possible redemption:
Weighted average number of shares	5,999,999	4,087,911	1,788.461	4,471,203

Net income (loss) per common share subject to possible redemption, basic and diluted	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to March 31, 2009

				Retained Earnings
				(deficit) accumulated	Total
	Common Stock		Additional	during the development	Stockholders’
	Shares	Amount	Paid-In Capital	stage	Equity
Balances, September 6, 2007 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	—	23,000
Net loss for the period	—	—	—	(12,137)	(12,137)

Balances, December 31, 2007	5,750,000	5,750	17,250	(12,137)	10,863
Proceeds from issuance of 5,800,000 insider warrants at $1.00 per warrant in private placement	—	—	5,800,000	—	5,800,000
Sale of 20,000,000 units through public offering at $10.00 per unit net of underwriters’ discount and offering costs (including 5,999,999 shares of common stock subject to possible redemption)	20,000,000	20,000	185,327,968	—	185,347,968
Proceeds from public offering subject to possible redemption, 5,999,999 shares			(59,999,990)	—	(59,999,990)
Forfeiture of founders shares	(750,000)	(750)	750	—	—
Net income for the year	—	—	—	1,085,745	1,085,745

Balances, December 31, 2008	25,000,000	$25,000	$131,145,978	$1,073,608	$132,244,586
Net loss for the period (unaudited)	—	—		(165,791)	(165,791)

Balances, March 31, 2009 (unaudited)	25,000,000	$25,000	$131,145,978	$907,817	$132,078,795

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			September 6, 2007
	For the three	For the three	(date of inception)
	months ended	months ended	to
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$(165,791)	$356,893	$907,817
Adjustments to reconcile net income (loss) for the period to net cash provided by (used in) operating activities:
Deferred income tax benefit	(80,617)	(72,000)	(315,617)
Changes in operating assets and liabilities:
Prepaid expenses	(84,706)	(90,402)	(91,402)
Accrued expenses	(104,943)	319,577	76,613
Accrued interest on notes payable to initial stockholders	—	(2,137)	—

Net cash provided by (used in) operating activities	(436,057)	511,931	577,411

Cash flows used from investing activities:
Accrued interest earned on Trust Account	—	—	(2,723)
Change in Trust Account	66,692	(200,323,051)	(200,000,000)

Net cash used in (provided by) investing activities	66,692	(200,323,051)	(200,002,723)

Cash flows provided by financing activities:
Proceeds from issuance of common stock to initial stockholders	—	—	23,000
Proceeds from notes payable to initial stockholders	—	—	150,000
Payments on notes payable to initial stockholders	—	(150,000)	(150,000)
Proceeds from issuance of warrants in private placement	—	5,800,000	5,800,000
Proceeds from public offering	—	200,000,000	200,000,000
Payment of registration costs and underwriters’ fees	—	(5,556,275)	(5,697,032)

Net cash provided by financing activities	—	200,093,725	200,125,968

Net increase (decrease) in cash and cash equivalents	(369,365)	282,605	700,656
Cash and cash equivalents:
Beginning of period	1,070,021	65,567	—

End of period	$700,656	$348,172	$700,656

Supplemental disclosure of non-cash financing activities
Accrual of deferred underwriting fees	$—	$8,955,000	$8,955,000

Accrued registration costs	$—	$144,766	$—

Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption `	$—	$59,999,990	$59,999,990

Reclassification from common stock to additional paid-in capital for the forfeiture of founders’ shares	$—	$750	$750

Registration costs included in accrued expenses	$—	$25,292	$—

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—	$804,000

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations
Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (“Target Business”) are not limited to a particular industry segment. All activities from September 6, 2007 (date of inception) through March 31, 2009 were related to the Company’s formation, capital raising activities and identifying prospective target businesses. The Company has selected December 31st as its fiscal year end.
The Company is considered to be a development stage company and, as such, the financial statements presented herein are presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is subject to the risks associated with the activities of development stage companies.
The registration statement for the Company’s initial public offering (“Offering”) was declared effective on January 23, 2008. The Company consummated the offering on January 30, 2008 for gross proceeds of $200 million, and contemporaneous with the consummation of the Offering, the Company’s stockholders prior to the offering (“Initial Stockholders”) purchased an aggregate of 5,800,000 warrants at $1.00 per warrant (“Insider Warrants”) in a private placement transaction (“Private Placement”). The Company’s management intends to apply substantially all of the net proceeds of the Offering and the Private Placement toward consummating a Business Combination. The initial Target Business must have a fair market value equal to at least 80% of the Company’s net assets, excluding the amount held in the trust account (“Trust Account”) representing the deferred portion of the underwriters’ discount (Note 7), at the time of such acquisition. However, there is no assurance that the Company will be able to successfully effect a Business Combination.
Management has agreed that $200 million or $10.00 per Unit sold in the Offering, which includes the $5.8 million received from the Private Placement will be held in the Trust Account and maintained by American Stock Transfer & Trust Company acting as trustee. The money will be invested in permitted U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, of which $8,955,000 or $0.45 per Unit will be paid to the underwriters only upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Up to an aggregate of $3.5 million earned on the monies held in the Trust Account and $100,000 of net proceeds not held in trust at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves. Since the consummation of the Offering through March 31, 2009, the Company has generated $2,479,956 of interest income on the net proceeds of the Offering held in the Trust Account, of which $1,673,233 has been withdrawn for working capital purposes and $2,723 has been credited to the balance of the Trust Account and not withdrawn. The Company has also withdrawn $804,000 from the Trust Account for the payment of income taxes. At March 31, 2009, the Company had the right to withdraw from the Trust Account an additional $1,826,767 for working capital purposes.
The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company (“Public Stockholders”). Stockholders that vote against such proposed Business Combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution from the Trust Account (“Redemption Right”). The actual per share redemption price will be equal to the amount in the Trust Account (inclusive of any interest thereon, net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share, based on the value of the Trust Account as of March 31, 2009.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 1 — Discussion of the Company’s Organization and Business Operations — (continued)
The Initial Stockholders have agreed to vote their 5,000,000 founding shares of Common Stock in accordance with the manner in which the majority of the shares of Common Stock sold in the Offering are voted by the Company’s Public Stockholders with respect to a Business Combination. In the event that a majority of the outstanding shares of Common Stock voted by the Company’s Public Stockholders vote for the approval of the Business Combination and holders owning 30% or more of the outstanding Common Stock do not vote against the Business Combination and do not exercise their Redemption Rights, the Business Combination may then be consummated.
The Company’s Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by January 23, 2010. If the Company does not effect a Business Combination by January 23, 2010 (the “Target Business Acquisition Period”), the Company’s corporate existence will cease. In such case, the Company will dissolve and liquidate for the purpose of winding up its affairs and will promptly distribute the amount held in the Trust Account, which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders in proportion to their respective equity interests. As of March 31, 2009, the Company has not executed any definitive agreements related to an acquisition.
With respect to a Business Combination which is approved and consummated, any Public Stockholders who vote against the Business Combination and exercise their Redemption Right will have their common shares cancelled and returned to the status of authorized but unissued shares. The share price will be $10.00 per share cash payment (which includes $0.45 attributable to the deferred underwriting compensation) if the Business Combination is completed, plus any interest earned on their portion of the Trust Account but less any interest that has been released to the Company to fund its working capital requirements and to pay any of its tax obligations. Accordingly, Public Stockholders holding less than 30% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination.
Note 2 — Initial Public Offering
In its initial public offering, effective January 23, 2008 (closed on January 30, 2008), the Company sold to the public 20,000,000 units (the “Units” or a “Unit”) at a price of $10.00 per Unit. Net proceeds from the initial public offering totaled approximately $185.3 million, which was net of approximately $5.7 million in underwriting fees and other expenses paid at closing and approximately $9.0 million of deferred underwriting fees. Each Unit consists of one share of the Company’s common stock, $.001 par value (“Common Stock”), and one warrant (a “Public Warrant” and, together with Insider Warrants, “Warrants”).
$194.2 million of the net proceeds from the initial public offering (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million the Company received from the sale of the Insider Warrants simultaneously with the consummation of the Offering, has been placed into the Trust Account at Bank of America, which is maintained by American Stock Transfer & Trust Company, as trustee. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated thereunder.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies
Interim Financial Statements — The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC and should be read in conjunction with the Company’s audited financial statements and footnotes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of the Company’s financial position and results of operations. The operating results for any interim period are not necessarily indicative of the results to be expected for the full year.
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
Investments Held in Trust Account — The Company’s restricted investments held in the Trust Account at March 31, 2009 are currently invested in two treasury funds that include only U.S. Treasury bills, notes, and other short-term obligations guaranteed by the U.S. Treasury. Both funds are rated AAA by Standard & Poor’s, and neither fund invests in repurchase agreements. However, the Company may in the future invest the proceeds held in trust in different U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The Company recognized interest income of $25,724 and $733,038 on investments held in the Trust Account for the three months ended March 31, 2009 and 2008 and $2,479,950 and $733,038 for the period from inception (September 6, 2007) to March 31, 2009 and 2008, respectively, which are included on the accompanying statements of operations.
Concentration of Credit Risk — Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and investments held in the Trust Account. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
Earnings Per Share — The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if Warrants were to be exercised or converted or otherwise resulted in the issuance of Common Sock that then shared in the earnings of the entity.
The Company’s statement of operations includes a presentation of net income per share for Common Stock subject to possible redemption in a manner similar to the two-class method of net income per share in accordance with Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force, Topic No. D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”). Basic and diluted income per common share amounts for the maximum number of shares subject to possible redemption are calculated by dividing the net interest income attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies — (continued)
Basic and diluted net income per share amounts for the shares outstanding not subject to redemption is calculated by dividing the net income by the weighted average number of shares not subject to possible redemption. The Company has dilutive securities in the form of 25,800,000 Warrants, including 5,800,000 Insider Warrants which resulted in approximately 3,969,150 incremental common shares for the three months ended March 31, 2008 and 4,448,268 and 1,736,503 from September 6, 2007 (date of inception) to March 31, 2009 and March 31, 2008, respectively, using the treasury stock method, based on the assumed exercise of the Warrants. No incremental shares were included in diluted loss per common share for the three months ended March 31, 2009 since the Company reported a net loss for the period then ended, and their inclusion would be anti-dilutive. The incremental shares are added to the basic weighted average number of common shares outstanding (not subject to possible redemption), used in the calculation of diluted net income per share.
Fair Value of Financial Instruments — The carrying amounts of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107, “Disclosures about Fair Value of Financial Instrument,” approximate their fair value presented in the accompanying condensed balance sheets, due to their short-term maturities.
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
Income Taxes — The Company complies with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.
The Company also complies with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.
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
In December 2007, the FASB issued SFAS No. 141R, ''Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Input	Unobservable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$700,656	$700,656	$—	$—

Investments held in Trust	200,002,723	200,002,723	—	—

Total	$200,703,379	$200,703,379	$—	$—

The fair values of the Company’s cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.
Note 7 — Commitments
Administrative Fees
Commencing on January 23, 2008, the Company agreed to pay an affiliate of one of its sponsors $10,000 per month for office, administrative, technology, and secretarial services. The Company recognized $30,000 and $22,903 of such expense during the three months ended March 31, 2009 and 2008, respectively, and $142,903 and $22,903 for the period from inception (September 6, 2007) to March 31, 2009 and 2008, respectively, which is included in general and administrative costs on the accompanying condensed statements of operations.
Underwriting Agreement
In connection with the Offering, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with the underwriters of the Offering. The Company paid an underwriting discount of 2.5225% of the Offering proceeds ($5,045,000) to the underwriters at the closing of the Offering. The Company will pay the underwriters an additional fee of 4.4775% of the Offering proceeds ($8,955,000) upon the consummation of a Business Combination.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)
Note 8 — Capital Stock
Preferred Stock
The Company is authorized to issue 100,000,000 shares of $.001 par value preferred stock with such designations, voting and other rights and preferences as may be determined from time-to-time by the Board of Directors.
Common Stock
The Company is authorized to issue an aggregate of 300,000,000 shares of Common Stock.
Public Warrants
Each Public Warrant included in the Units sold in the Offering will be exercisable for one share of Common Stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares of Common Stock at $7.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the completion of a Business Combination and ending four years from the date of the Offering. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $14.25 per share, for any 20 trading days within a 30-trading-day period ending three business days before the Company sent the notice of redemption. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Public Warrants, which will expire worthless. In addition, under no circumstances will the Company be required to net cash settle the exercise of the Public Warrants.
Insider Warrants
The Insider Warrants, sold concurrently with the Offering in the Private Placement, are substantially identical to the Public Warrants and may not be sold or transferred, except in limited circumstances, until after the consummation of a Business Combination. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Insider Warrants, which will expire worthless.
As the proceeds from the exercise of the Public Warrants and Insider Warrants will not be received until after the completion of a Business Combination, the expected proceeds from exercise will not have any effect on the Company’s financial condition or results of operations prior to a Business Combination.
The sale of the Insider Warrants did not result in any stock-based compensation expense as the Insider Warrants were sold at or above fair value.
Registration Rights — Warrants
In accordance with the Warrant Agreement related to the Public Warrants and the registration rights agreement associated with the Insider Warrants, the Company is only required to use its reasonable best efforts to register the Warrants and the shares of Common Stock issuable upon exercise of the Warrants and once effective to use its reasonable best efforts to maintain the effectiveness of such registration statement. The Company is not obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. However, with regards to the Insider Warrants, the Company may satisfy its obligation by delivering unregistered shares of Common Stock. In the event that a registration statement is not effective at the time of exercise, the holder of the Public Warrants shall not be entitled to exercise. Consequently, the Warrants may expire unexercised and unredeemed. The holders of Warrants do not have the rights or privileges of holders of the Company’s Common Stock or any voting rights until such holders exercise their respective Warrants and receive shares of the Company’s Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-Looking Statements and Factors That May Affect Results
You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, which include, but are not limited to, those set forth under Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
As of March 31, 2009, we had no contractual obligations other than standard non-disclosure agreements in connection with our due diligence of business combination targets.
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
Net loss for the three months ended March 31, 2009 was approximately $166,000, which consisted of $28,000 of interest income partially offset by $282,000 of general and administrative costs, and $88,000 benefit for income taxes.
Net income for the three months ended March 31, 2008 was approximately $357,000, which consisted of $734,000 of interest income partially offset by approximately $199,000 of general and administrative costs, $177,000 provision for income taxes and $1,000 of interest expense.
Net income for the period from September 6, 2007 (date of inception) to March 31, 2009 was approximately $908,000, which consisted of $2,499,000 of interest income partially offset by approximately $1,123,000 of general and administrative costs, $465,000 provision for income taxes and $3,000 of interest expense.
Net income for the period from September 6, 2007 (date of inception) to March 31, 2008 was approximately $345,000, which consisted of $734,000 of interest income partially offset by approximately $209,000 of general and administrative costs, $177,000 provision for income taxes and $3,000 of interest expense
Off-Balance Sheet Arrangements
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
Since the consummation of our initial public offering through March 31, 2009, we have generated $2,479,956 of interest income on the net proceeds of our initial public offering held in the trust account, of which $1,673,233 has been withdrawn for working capital purposes and $2,723 has been credited to the balance of the trust account and not withdrawn. We have also withdrawn $804,000 from the trust account for the payment of income taxes. At March 31, 2009, we had the right to withdraw from the trust account an additional $1,826,767 to fund our working capital needs. Although we have the authority to withdraw such additional funds from the trust account in the future for working capital purposes before reaching the $3.5 million that may be released to us, we do not expect that our earnings on the trust account will be sufficient to enable us to withdraw this amount based on current average yield rates on qualified securities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. As of March 31, 2009, the balance of the trust account was $200 million. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
At March 31, 2009, the proceeds held in trust were invested in two treasury funds that include only U.S. Treasury bills, notes, and other short-term obligations guaranteed by the U.S. Treasury. Both funds are rated AAA by Standard & Poor’s, and neither fund invests in repurchase agreements. However, we may in the future invest the proceeds held in trust in different U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940.
The U.S. and world financial markets have been experiencing extreme and unprecedented volatility. In light of these difficult conditions and the on-going developments in the regulatory environment surrounding the financial markets, there can be no certainty as to the effect these events will have on U.S. Treasury bills, notes, and other short-term obligations.
During the quarter ended March 31, 2009, the trust account earned interest in the amount of $25,724, and the effective annualized interest rate payable on the trust account was approximately 0.005% (based on the average yield earned during the last reported quarterly period). Assuming no other changes to our holdings as of March 31, 2009, a 0.0025% decrease in the yield on the trust account would result in a decrease of approximately $12,862 in the interest earned on the trust account during the following fiscal quarter.

ITEM 4T. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. James N. Hauslein, our Chief Executive Officer and Treasurer (who is our Principal Financial Officer), participated in this evaluation. Based upon that evaluation, Mr. Hauslein concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting
During our quarterly period ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Use of Proceeds from our Initial Public Offering
On January 30, 2008, we consummated our initial public offering of 20,000,000 units. Each unit was sold at an offering price of $10.00 per unit and consists of one share of our common stock, $0.001 par value per share, and one warrant to purchase one share of our common stock at an exercise price of $7.00 per share. The units sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-146368), which was declared effective by the SEC on January 23, 2008. Lazard Capital Markets LLC and Morgan Stanley & Co. Incorporated acted as joint book runners for our initial public offering.
We received net proceeds of approximately $194.3 million from our initial public offering. Net proceeds of $194.2 million were deposited into a trust account, which included $8,955,000 of deferred underwriting fees, and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. In addition, we deposited into the trust account gross proceeds of $5.8 million received from the sale of insider warrants, which sale was consummated concurrently with the closing of our initial public offering. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The approximately $100,000 of remaining proceeds not deposited into the trust account, together with certain interest income from the trust account, has been used to provide for business, legal, and accounting due diligence on prospective transactions and continuing general and administrative expenses.
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

ATLAS ACQUISITION HOLDINGS CORP.
Date: May 12, 2009	By:	/s/ James N. Hauslein
		Name:	James N. Hauslein
		Title:	Chairman of the Board, Chief Executive Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer