Form 10-Q
period 2009-06-30
Atlas Acquisition Holdings Corp.
filed 2009-08-07
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,000,000 shares issued and outstanding as of August 7, 2009.

ATLAS ACQUISITION HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$347,729	$1,070,021
Prepaid expenses	79,749	6,696

Total current assets	427,478	1,076,717

Investments held in Trust Account	200,089,675	200,069,415
Deferred tax asset	428,000	235,000

TOTAL ASSETS	$200,945,153	$201,381,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$93,439	$181,556

Total current liabilities	93,439	181,556

LONG-TERM LIABILITIES:
Deferred underwriting fee	8,955,000	8,955,000

Common stock subject to possible redemption (5,999,999 shares at redemption value)	59,999,990	59,999,990

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 300,000,000 shares authorized, 25,000,000 shares issued and outstanding (including 5,999,999 shares subject to redemption) at June 30, 2009 and December 31, 2008	25,000	25,000
Additional paid-in capital	131,145,978	131,145,978
Retained earnings accumulated during the development stage	725,746	1,073,608

TOTAL STOCKHOLDERS’ EQUITY	131,896,724	132,244,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,945,153	$201,381,132

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

					For the period
					September 6, 2007
	For the three months	For the three months	For the six months	For the six months	(date of inception)
	ended	ended	ended	ended	to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
General and administrative costs	$373,004	$214,012	$654,993	$413,554	$1,495,645

Loss from operations	(373,004)	(214,012)	(654,993)	(413,554)	(1,495,645)

Other income (expense)
Interest income	97,550	677,946	126,131	1,412,037	2,596,183
Interest expense	—	—	—	(655)	(2,792)

Income (loss) before provision for income taxes	(275,454)	463,934	(528,862)	997,828	1,097,746
Provision for (benefit from) income taxes	(93,383)	157,000	(181,000)	334,000	372,000

Net income (loss) for the period	$(182,071)	$306,934	$(347,862)	$663,828	$725,746

Weighted average number of common shares outstanding (not subject to possible conversion):
Basic	19,000,001	19,000,001	19,000,001	17,074,177	16,137,425

Diluted	19,000,001	24,929,282	19,000,001	22,030,364	29,931,957

Net income (loss) per common share not subject to possible conversion:
Basic	$(0.01)	$0.02	$(0.02)	$0.04	$0.04

Diluted	$(0.01)	$0.01	$(0.02)	$0.03	$0.03

Maximum number of common shares subject to possible conversion:
Weighted average number of shares	5,999,999	5,999,999	5,999,999	65,043,955	4,680,722

Net income (loss) per common share subject to possible conversion, basic and diluted	$—	$—	$—	$—	$—

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to June 30, 2009

				Retained Earnings
				(deficit accumulated	Total
	Common Stock		Additional	during the development	Stockholders’
	Shares	Amount	Paid-In Capital	stage)	Equity

Balances, September 6, 2007 (date of inception)	—	$—	$—	$—	$—

Issuance of common stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	—	23,000

Net loss for the period	—	—	—	(12,137)	(12,137)

Balances, December 31, 2007	5,750,000	5,750	17,250	(12,137)	10,863

Proceeds from issuance of 5,800,000 insider warrants at $1.00 per warrant in private placement	—	—	5,800,000	—	5,800,000
Sale of 20,000,000 units through public offering at $10.00 per unit net of underwriters’ discount and offering costs (including 5,999,999 shares of common stock subject to possible redemption)	20,000,000	20,000	185,327,968	—	185,347,968

Proceeds from public offering subject to possible redemption, 5,999,999 shares			(59,999,990)	—	(59,999,990)

Forfeiture of founders’ shares	(750,000)	(750)	750	—	—

Net income for the year	—	—	—	1,085,745	1,085,745

Balances, December 31, 2008	25,000,000	$25,000	$131,145,978	$1,073,608	$132,244,586

Net loss for the period (Unaudited)	—	—	—	(347,862)	(347,862)

Balances, June 30, 2009 (Unaudited)	25,000,000	$25,000	$131,145,978	$725,746	$131,896,724

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			September 6, 2007
	For the six months	For the six months	(date of inception)
	ended	ended	to
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) for the period	$(347,862)	$663,828	$725,746
Adjustments to reconcile income (loss) for the period to net cash provided by (used in) operating activities:
Deferred tax benefit	(193,000)	(145,000)	(428,000)
Changes in operating assets and liabilities:
Prepaid expenses	(73,053)	(62,703)	(79,749)
Accrued expenses	(88,117)	110,559	93,439
Accrued interest on notes payable to initial stockholders	—	(2,137)	—

Net cash provided by (used in) operating activities	(702,032)	564,547	311,436

Cash flows used in (provided by) investing activities:
Accrued interest earned on Trust Account	—	—	(89,675)
Change in Trust Account	(20,260)	(200,238,998)	(200,000,000)

Net cash used in (provided by) investing activities	(20,260)	(200,238,998)	(200,089,675)

Cash flows provided by financing activities:
Proceeds from issuance of common stock to initial stockholders	—	—	23,000
Proceeds from notes payable to initial stockholders	—	—	150,000
Payments on notes payable to initial stockholders	—	(150,000)	(150,000)
Proceeds from issuance of warrants in private placement	—	5,800,000	5,800,000
Proceeds from public offering	—	200,000,000	200,000,000
Payment of registration costs and underwriters’ fees	—	(5,595,980)	(5,697,032)

Net cash provided by financing activities	—	200,054,020	200,125,968

Net increase in cash and cash equivalents	(722,292)	379,569	347,729
Cash and cash equivalents:
Beginning of period	1,070,021	65,567	—

End of period	$347,729	$445,136	$347,729

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$8,955,000	$8,955,000

Accrued registration costs	$—	$—	$—

Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption `	$—	$59,999,990	$59,999,990

Reclass from common stock to additional paid-in capital for the forfeiture of founders’ shares	$—	$750	$750

Registration costs included in accrued expenses	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$804,000

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
Note 1 — Discussion of the Company’s Organization and Business Operations
Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (“Target Business”) are not limited to a particular industry segment. All activities from September 6, 2007 (date of inception) through June 30, 2009 were related to the Company’s formation, capital raising activities and identifying prospective target businesses. The Company has selected December 31st as its fiscal year end.
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
Management has agreed that $200 million or $10.00 per Unit sold in the Offering, which includes the $5.8 million received from the Private Placement will be held in the Trust Account and maintained by American Stock Transfer & Trust Company acting as trustee. The money will be invested in permitted U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, of which $8,955,000 or $0.45 per Unit will be paid to the underwriters only upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Up to an aggregate of $3.5 million earned on the monies held in the Trust Account and $100,000 of net proceeds not held in trust at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves. Since the consummation of the Offering through June 30, 2009, the Company has generated $2,576,198 of interest income on the net proceeds of the Offering held in the Trust Account, of which $1,772,198 has been withdrawn for working capital purposes and $89,675 has been credited to the balance of the Trust Account and not withdrawn. The Company has also withdrawn $804,000 from the Trust Account for the payment of income taxes. At June 30, 2009, the Company had the right to withdraw from the Trust Account an additional $1,727,802 for working capital purposes.
The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company (“Public Stockholders”). Stockholders that vote against such proposed Business Combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution from the Trust Account (“Redemption Right”). The actual per share redemption price will be equal to the amount in the Trust Account (inclusive of any interest thereon, net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share, based on the value of the Trust Account as of June 30, 2009.

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
The Company’s Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by January 23, 2010. If the Company does not effect a Business Combination by January 23, 2010 (the “Target Business Acquisition Period”), the Company’s corporate existence will cease. In such case, the Company will dissolve and liquidate for the purpose of winding up its affairs and will promptly distribute the amount held in the Trust Account, which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders in proportion to their respective equity interests. As of June 30, 2009, the Company has not executed any definitive agreements related to an acquisition.
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
Investments Held in Trust Account — The Company’s restricted investments held in the Trust Account at June 30, 2009 are currently invested in three money market funds that include, among other things, short-term debt securities issued or guaranteed by the U.S. government and domestic or foreign financial institutions, commercial paper and other short-term corporate obligations, repurchase agreements, and asset-backed securities. The Company may in the future invest the proceeds held in trust in different money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. The Company recognized interest income of $96,249 and $674,179 on investments held in the Trust Account for the three months ended June 30, 2009 and 2008, respectively, $121,973 and $1,407,217 for the six months ended June 30, 2009 and 2008, respectively, and $2,576,198 for the period from inception (September 6, 2007) to June 30, 2009, which are included on the accompanying statements of operations.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
Note 3 — Summary of Significant Accounting Policies — (continued)
Basic and diluted net income per share amounts for the shares outstanding not subject to redemption is calculated by dividing the net income by the weighted average number of shares not subject to possible redemption. The Company has dilutive securities in the form of 25,800,000 Warrants, including 5,800,000 Insider Warrants which resulted in approximately 5,928,281 and 4,956,187 incremental common shares for the three and six months ended June 30, 2008, respectively, and resulted in 4,794,532 from September 6, 2007 (date of inception) to June 30, 2009, using the treasury stock method, based on the assumed exercise of the Warrants. No incremental shares were included in diluted loss per common share for the three and six months ended June 30, 2009 since the Company reported a net loss for the period then ended, and their inclusion would be anti-dilutive. The incremental shares are added to the basic weighted average number of common shares outstanding (not subject to possible redemption), used in the calculation of diluted net income per share.
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
In December 2007, the FASB issued SFAS No. 141R, ‘‘Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.
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
Note 5 — Notes Payable to Initial Stockholders
The Company issued an aggregate of $150,000 in unsecured promissory notes to two of its Initial Stockholders or their affiliates on September 19, 2007 (the “Notes”). The Notes bore interest at a rate of 5% per annum and were payable in full within 60 days following the consummation of the Offering. The Notes, along with accrued interest, were repaid in full on January 31, 2008 in connection with the consummation of the Offering.

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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable Inputs	Unobservable Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:

Cash and cash equivalents	$347,729	$347,729	$—	$—

Investments held in Trust Account	200,089,675	200,089,675	—	—

Total	$200,437,404	$200,437,404	$—	$—

The fair values of the Company’s cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.
Note 7 — Commitments
Administrative Fees
Commencing on January 23, 2008, the Company agreed to pay an affiliate of one of its sponsors $10,000 per month for office, administrative, technology, and secretarial services. The Company recognized $30,000 and $30,000 of such expense during the three months ended June 30, 2009 and 2008, respectively, $60,000 and $52,903 of such expense during the six months ended June 30, 2009 and 2008, respectively, and $172,903 for the period from inception (September 6, 2007) to June 30, 2009, which is included in general and administrative costs on the accompanying condensed statements of operations.
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
Public Warrants
Each Public Warrant included in the Units sold in the Offering will be exercisable for one share of Common Stock. Except as set forth below, the Public Warrants entitle the holder to purchase shares of Common Stock at $7.00 per share, subject to adjustment in the event of stock dividends and splits, reclassifications, combinations and similar events, for a period commencing on the completion of a Business Combination and ending four years from the date of the Offering. The Company has the ability to redeem the Public Warrants, in whole or in part, at a price of $.01 per Public Warrant, at any time after the Public Warrants become exercisable, upon a minimum of 30 days prior written notice of redemption, and if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $14.25 per share, for any 20 trading days within a 30-trading-day period ending three business days before the Company sent the notice of redemption. If the Company dissolves before the consummation of a Business Combination, there will be no distribution from the Trust Account with respect to such Public Warrants, which will expire worthless. In addition, under no circumstances will the Company be required to net cash settle the exercise of the Public Warrants.
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
Overview
We were formed on September 6, 2007 to effect a merger, stock exchange, asset acquisition, reorganization or similar business combination with an operating business or businesses. We consummated our initial public offering on January 30, 2008. We received net proceeds of approximately $194.3 million from our initial public offering. Net proceeds of $194.2 million were deposited into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee, which included $8,955,000 of deferred underwriting fees, and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. In addition, we deposited into the trust account gross proceeds of $5.8 million received from the sale of insider warrants, which sale was consummated concurrently with the closing of our initial public offering. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The approximately $100,000 of remaining proceeds have been used for business, legal, and accounting due diligence on prospective transactions and continuing general and administrative expenses.
As of June 30, 2009, we had no contractual obligations other than standard non-disclosure agreements in connection with our due diligence of business combination targets.
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
Net loss for the three months ended June 30, 2009 was approximately $182,000, which consisted of $98,000 of interest income partially offset by $373,000 of general and administrative costs and $93,000 benefit for income taxes.
Net income for the three months ended June 30, 2008 was approximately $307,000, which consisted of $678,000 of interest income partially offset by $214,000 of general and administrative costs and $157,000 provision for income taxes.
Net loss for the six months ended June 30, 2009 was approximately $348,000, which consisted of $126,000 of interest income partially offset by $655,000 of general and administrative costs and $181,000 provision for income taxes.
Net income for the six months ended June 30, 2008 was approximately $664,000, which consisted of $1,412,000 of interest income partially offset by $413,000 of general and administrative costs, $334,000 provision for income taxes, and $1,000 of interest expense.
Net income for the period from September 6, 2007 (date of inception) to June 30, 2009 was approximately $726,000, which consisted of $2,596,000 of interest income partially offset by approximately $1,495,000 of general and administrative costs, $372,000 provision for income taxes, and $3,000 of interest expense.
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
Since the consummation of our initial public offering through June 30, 2009, we have generated $2,576,198 of interest income on the net proceeds of our initial public offering held in the trust account, of which $1,772,198 has been withdrawn for working capital purposes and $89,675 has been credited to the balance of the trust account and not withdrawn. We have also withdrawn $804,000 from the trust account for the payment of income taxes. At June 30, 2009, we had the right to withdraw from the trust account an additional $1,727,802 to fund our working capital needs. Although we have the authority to withdraw such additional funds from the trust account in the future for working capital purposes before reaching the $3.5 million that may be released to us, we do not expect that our earnings on the trust account will be sufficient to enable us to withdraw this amount based on current average yield rates on qualified securities.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. As of June 30, 2009, the balance of the trust account was $200 million. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
At June 30, 2009, the proceeds held in trust were invested in three money market funds, which include, among other things, short-term debt securities issued or guaranteed by the U.S. government and domestic or foreign financial institutions, commercial paper and other short-term corporate obligations, repurchase agreements, and asset-backed securities. We may in the future invest the proceeds held in trust in different money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.
The U.S. and world financial markets have been experiencing extreme and unprecedented volatility. In light of these difficult conditions and the on-going developments in the regulatory environment surrounding the financial markets, there can be no certainty as to the effect these events will have on U.S. Treasury bills, notes, and other short-term obligations.

During the quarter ended June 30, 2009, the trust account earned interest in the amount of $96,248, and the effective annualized interest rate payable on the trust account was approximately 0.19% (based on the average yield earned during the last reported quarterly period). Assuming no other changes to our holdings as of June 30, 2009, a 0.10% decrease in the yield on the trust account would result in a decrease of approximately $50,000 in the interest earned on the trust account during the following fiscal quarter.
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
(b) Changes in Internal Control over Financial Reporting
During our quarterly period ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATLAS ACQUISITION HOLDINGS CORP.
Date: August 7, 2009	By:	/s/ James N. Hauslein
		Name:	James N. Hauslein
		Title:	Chairman of the Board, Chief Executive Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer