Form 10-Q/A
period 2009-06-30
Atlas Acquisition Holdings Corp.
filed 2009-08-12
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

ATLAS ACQUISITION HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2009

EXPLANATORY NOTE
This Amendment No. 1 to Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, originally filed with the Securities and Exchange Commission on August 7, 2009 (the “Original Filing”). We are filing this amendment to correct a typographical error in the “Maximum number of common shares subject to possible conversion” line item on our Condensed Statements of Operations for the six months ended June 30, 2008 on page 2. The typographical error had no impact on net income (loss), earnings (loss) per share, or any other information set forth in the Original Filing. In addition, we are including currently dated certifications as Exhibits 31 and 32.
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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

					For the period
					September 6, 2007
	For the three months	For the three months	For the six months	For the six months	(date of inception)
	ended	ended	ended	ended	to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
General and administrative costs	$373,004	$214,012	$654,993	$413,554	$1,495,645

Loss from operations	(373,004)	(214,012)	(654,993)	(413,554)	(1,495,645)

Other income (expense)
Interest income	97,550	677,946	126,131	1,412,037	2,596,183
Interest expense	—	—	—	(655)	(2,792)

Income (loss) before provision for income taxes	(275,454)	463,934	(528,862)	997,828	1,097,746
Provision for (benefit from) income taxes	(93,383)	157,000	(181,000)	334,000	372,000

Net income (loss) for the period	$(182,071)	$306,934	$(347,862)	$663,828	$725,746

Weighted average number of common shares outstanding (not subject to possible conversion):
Basic	19,000,001	19,000,001	19,000,001	17,074,177	16,137,425

Diluted	19,000,001	24,929,282	19,000,001	22,030,364	29,931,957

Net income (loss) per common share not subject to possible conversion:
Basic	$(0.01)	$0.02	$(0.02)	$0.04	$0.04

Diluted	$(0.01)	$0.01	$(0.02)	$0.03	$0.03

Maximum number of common shares subject to possible conversion:
Weighted average number of shares	5,999,999	5,999,999	5,999,999	5,043,955	4,680,722

Net income (loss) per common share subject to possible conversion, basic and diluted	$—	$—	$—	$—	$—

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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			September 6, 2007
	For the six months	For the six months	(date of inception)
	ended	ended	to
	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss) for the period	$(347,862)	$663,828	$725,746
Adjustments to reconcile income (loss) for the period to net cash provided by (used in) operating activities:
Deferred tax benefit	(193,000)	(145,000)	(428,000)
Changes in operating assets and liabilities:
Prepaid expenses	(73,053)	(62,703)	(79,749)
Accrued expenses	(88,117)	110,559	93,439
Accrued interest on notes payable to initial stockholders	—	(2,137)	—

Net cash provided by (used in) operating activities	(702,032)	564,547	311,436

Cash flows from investing activities:
Accrued interest earned on Trust Account	—	—	(89,675)
Change in Trust Account	(20,260)	(200,238,998)	(200,000,000)

Net cash used in investing activities	(20,260)	(200,238,998)	(200,089,675)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	—	—	23,000
Proceeds from notes payable to initial stockholders	—	—	150,000
Payments on notes payable to initial stockholders	—	(150,000)	(150,000)
Proceeds from issuance of warrants in private placement	—	5,800,000	5,800,000
Proceeds from public offering	—	200,000,000	200,000,000
Payment of registration costs and underwriters’ fees	—	(5,595,980)	(5,697,032)

Net cash provided by financing activities	—	200,054,020	200,125,968

Net (decrease) increase in cash and cash equivalents	(722,292)	379,569	347,729
Cash and cash equivalents:
Beginning of period	1,070,021	65,567	—

End of period	$347,729	$445,136	$347,729

Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$—	$8,955,000	$8,955,000

Accrued registration costs	$—	$—	$—

Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption `	$—	$59,999,990	$59,999,990

Reclass from common stock to additional paid-in capital for the forfeiture of founders’ shares	$—	$750	$750

Registration costs included in accrued expenses	$—	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$804,000

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
ITEM 4T. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q/A. James N. Hauslein, our Chief Executive Officer and Treasurer (who is our Principal Financial Officer), participated in this evaluation. Based upon that evaluation, Mr. Hauslein concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

ATLAS ACQUISITION HOLDINGS CORP.
Date: August 12, 2009	By:	/s/ James N. Hauslein
		Name:	James N. Hauslein
		Title:	Chairman of the Board, Chief Executive Officer, and Treasurer

EXHIBIT INDEX

Exhibit
Number	Description

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification of Chief Executive Officer and Principal Financial Officer