Form 10-Q
period 2009-09-30
Atlas Acquisition Holdings Corp.
filed 2009-11-09
CIK 1413609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
☒  Yes    ☐  No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,000,000 shares issued and outstanding as of November 9, 2009.

ATLAS ACQUISITION HOLDINGS CORP.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:

	CONDENSED BALANCE SHEETS	1

	CONDENSED STATEMENTS OF OPERATIONS	2

	CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY	3

	CONDENSED STATEMENTS OF CASH FLOWS	4

	NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4T.	CONTROLS AND PROCEDURES	16

PART II
OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 6.	EXHIBITS	17

SIGNATURES		18

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

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,143	$1,070,021
Prepaid expenses	66,972	6,696
Total current assets	111,115	1,076,717

Investments held in Trust Account	200,045,752	200,069,415
Deferred tax asset	556,000	235,000
TOTAL ASSETS	$200,712,867	$201,381,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accrued expenses	$19,460	$181,556
Total current liabilities	19,460	181,556

LONG-TERM LIABILITIES:
Deferred underwriting fee	8,955,000	8,955,000

Common stock subject to possible redemption (5,999,999 shares at redemption value)	59,999,990	59,999,990

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 100,000,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 25,000,000 shares issued and outstanding (including 5,999,999 shares subject to redemption) at September 30, 2009 and December 31, 2008	25,000	25,000
Additional paid-in capital	131,145,978	131,145,978
Retained earnings accumulated during the development stage	567,439	1,073,608
TOTAL STOCKHOLDERS’ EQUITY	131,738,417	132,244,586
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$200,712,867	$201,381,132

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period September 6, 2007 (date of inception) to September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
General and administrative costs	$417,082	$177,795	$1,072,075	$591,349	$1,912,728
Loss from operations	(417,082)	(177,995)	(1,072,075)	(591,349)	(1,912,728)

Other income (expense)
Interest income	176,775	741,753	302,906	2,153,790	2,772,959
Interest expense	-	-	-	(655)	(2,792)

Income (loss) before provision for income taxes	(240,307)	563,958	(769,169)	1,561,786	857,439
Provision for (benefit from) income taxes	(82,000)	192,000	(263,000)	526,000	290,000

Net income (loss) for the period	$(158,307)	$371,958	$(506,169)	$1,035,786	$567,439

Weighted average number of common shares outstanding (not subject to possible conversion):
Basic	19,000,001	19,000,001	19,000,001	17,720,804	16,485,781
Diluted	19,000,001	25,212,156	19,000,001	23,132,535	21,606,808

Net income (loss) per common share not subject to possible conversion:
Basic	$(0.01)	$0.02	$(0.03)	$0.06	$0.03
Diluted	$(0.01)	$0.01	$(0.03)	$0.04	$0.03

Maximum number of common shares subject to possible conversion:
Weighted average number of shares	5,999,999	5,934,782	5,999,999	5,364,963	4,841,269

Net income (loss) per common share subject to possible conversion, basic and diluted	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period September 6, 2007 (date of inception) to September 30, 2009

	Common Stock		Additional	Retained Earnings (deficit accumulated during the development	Total Stockholders’
	Shares	Amount	Paid-In Capital	stage)	Equity
Balances, September 6, 2007 (date of inception)	-	$-	$-	$-	$-
Issuance of common stock at $0.004 per share to initial stockholders	5,750,000	5,750	17,250	-	23,000
Net loss for the period	-	-	-	(12,137)	(12,137)
Balances, December 31, 2007	5,750,000	5,750	17,250	(12,137)	10,863
Proceeds from issuance of 5,800,000 insider warrants at $1.00 per warrant in private placement	-	-	5,800,000	-	5,800,000
Sale of 20,000,000 units through public offering at $10.00 per unit net of underwriters’ discount and offering costs (including 5,999,999 shares of common stock subject to possible redemption)	20,000,000	20,000	185,327,968	-	185,347,968
Proceeds from public offering subject to possible redemption, 5,999,999 shares			(59,999,990)	-	(59,999,990)
Forfeiture of founders' shares	(750,000)	(750)	750	-	-
Net income for the year	-	-	-	1,085,745	1,085,745
Balances, December 31, 2008	25,000,000	$25,000	$131,145,978	$1,073,608	$132,244,586
Net loss for the period (Unaudited)	-	-	-	(506,169)	(506,169)
Balances, September 30, 2009 (Unaudited)	25,000,000	$25,000	$131,145,978	$567,439	$131,738,417

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008	For the period September 6, 2007 (date of inception) to September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net income (loss) for the period	$(506,169)	$1,035,786	$567,439
Adjustments to reconcile income (loss) for the period to net cash provided by (used in) operating activities:
Deferred tax benefit	(321,000)	(168,000)	(556,000)
Changes in operating assets and liabilities:
Prepaid expenses	(60,276)	(44,700)	(66,972)
Accrued expenses	(162,096)	97,095	19,460
Accrued interest on notes payable to initial stockholders	-	(2,137)	-
Net cash provided by (used in) operating activities	(1,049,541)	918,044	(36,073)

Cash flows used in (provided by) investing activities:
Accrued interest earned on Trust Account	23,663	-	(45,752)
Change in Trust Account	-	(200,219,661)	(200,000,000)
Net cash from investing activities	23,663	(200,219,661)	(200,045,752)
Cash flows provided by financing activities:
Proceeds from issuance of common stock to initial stockholders	-	-	23,000
Proceeds from notes payable to initial stockholders	-	-	150,000
Payments on notes payable to initial stockholders	-	(150,000)	(150,000)
Proceeds from issuance of warrants in private placement	-	5,800,000	5,800,000
Proceeds from public offering	-	200,000,000	200,000,000
Payment of registration costs and underwriters' fees	-	(5,599,599)	(5,697,032)
Net cash provided by financing activities	-	200,050,401	200,125,968
Net increase (decrease) in cash and cash equivalents	(1,025,878)	748,784	44,143
Cash and cash equivalents:
Beginning of period	1,070,021	65,567	-
End of period	$44,143	$814,351	$44,143
Supplemental disclosure of non-cash financing activities:
Accrual of deferred underwriting fees	$-	$8,955,000	$8,955,000
Proceeds from public offering reclassified to mezzanine debt for common stock subject to possible redemption	$-	$59,999,990	$59,999,990
Reclass from common stock to additional paid-in capital for the forfeiture of founders’ shares	$-	$750	$750
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65,000	$709,000	$869,000

The accompanying notes are an integral part of these condensed interim financial statements.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

Note 1 — Discussion of the Company’s Organization and Business Operations

Atlas Acquisition Holdings Corp. (a corporation in the development stage) (the “Company”) was incorporated on September 6, 2007 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination, an unidentified operating business (“Business Combination”). The Company’s efforts in identifying a prospective target business (“Target Business”) are not limited to a particular industry segment. All activities from September 6, 2007 (date of inception) through September 30, 2009 were related to the Company’s formation, capital raising activities and identifying prospective target businesses. The Company has selected December 31st as its fiscal year end.

The Company is considered to be a development stage company and, as such, the financial statements presented herein are presented as those of a development stage company.  The Company is subject to the risks associated with the activities of development stage companies.

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

Management has agreed that $200 million or $10.00 per Unit sold in the Offering, which includes the $5.8 million received from the Private Placement will be held in the Trust Account and maintained by American Stock Transfer & Trust Company acting as trustee. The money will be invested in permitted U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”) having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, of which $8,955,000 or $0.45 per Unit will be paid to the underwriters only upon the consummation of a Business Combination. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective acquisition targets or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Up to an aggregate of $3.5 million earned on the monies held in the Trust Account and $100,000 of net proceeds not held in trust at the close of the Offering may be used to pay for due diligence of prospective Target Businesses, legal and accounting fees relating to Securities and Exchange Commission (“SEC”) reporting obligations and working capital to cover miscellaneous expenses, director and officer insurance and reserves.  Since the consummation of the Offering through September 30, 2009, the Company has generated $2,752,141 of interest income on the net proceeds of the Offering held in the Trust Account, of which $1,837,389 has been withdrawn for working capital purposes and $45,752 has been credited to the balance of the Trust Account and not withdrawn. The Company has also withdrawn $869,000 from the Trust Account for the payment of income taxes. At September 30, 2009, the Company had the right to withdraw from the Trust Account an additional $1,662,611 for working capital purposes.  Although the Company has the authority to withdraw such additional funds from the Trust Account in the future for working capital purposes before reaching the $3,500,000 that may be released to it, the Company does not expect that its earnings on the Trust Account will be sufficient to enable it to withdraw this amount based on current average yield rates on qualified securities.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the public stockholders of the Company (“Public Stockholders”). Stockholders that vote against such proposed Business Combination and exercise their redemption rights are, under certain conditions described below, entitled to convert their shares into a $10.00 per share distribution from the Trust Account (“Redemption Right”). The actual per share redemption price will be equal to the amount in the Trust Account (inclusive of any interest thereon, net of tax), calculated as of two business days prior to the proposed Business Combination, divided by the number of shares sold in the Offering, or approximately $10.00 per share, based on the value of the Trust Account as of September 30, 2009.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

Note 1 — Discussion of the Company’s Organization and Business Operations - (continued)

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

The Company’s Certificate of Incorporation provides that the Company’s corporate existence will cease in the event it does not consummate a Business Combination by January 23, 2010. If the Company does not effect a Business Combination by January 23, 2010 (the “Target Business Acquisition Period”), the Company’s corporate existence will cease. In such case, the Company will dissolve and liquidate for the purpose of winding up its affairs and will promptly distribute the amount held in the Trust Account, which is substantially all of the proceeds from the Offering, including any accrued interest, to its Public Stockholders in proportion to their respective equity interests. As of September 30, 2009, the Company has not executed any definitive agreements related to an acquisition.

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

Development Stage — The Company is in the development stage. To date, the Company has not generated any revenues and has devoted its efforts to various start-up activities including development and capital raising.

Cash and Cash Equivalents — Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with original maturities of three months or less when purchased.

Investments Held in Trust Account — The Company’s restricted investments held in the Trust Account at September 30, 2009 are currently invested in three money market funds that include, among other things, short-term debt securities issued or guaranteed by the U.S. government and domestic or foreign financial institutions, commercial paper and other short-term corporate obligations, repurchase agreements, and asset-backed securities.  The Company may in the future invest the proceeds held in trust in different money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  The Company recognized interest income of $175,943 and $736,777 on investments held in the Trust Account for the three months ended September 30, 2009 and 2008, respectively, $297,916 and $2,143,994 for the nine months ended September 30, 2009 and 2008, respectively, and $2,752,141 for the period from inception (September 6, 2007) to September 30, 2009, which are included on the accompanying statements of operations.

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

Earnings Per Share — The Company complies with the provisions of ASC 260-10-45, which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic net income per share is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if Warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

The Company’s statement of operations includes a presentation of net income per share for Common Stock subject to possible redemption in a manner similar to the two-class method of net income per share. Basic and diluted income per common share amounts for the maximum number of shares subject to possible redemption are calculated by dividing the net interest income attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

Note 3 — Summary of Significant Accounting Policies - (continued)

Basic and diluted net income per share amounts for the shares outstanding not subject to redemption is calculated by dividing the net income (loss) by the weighted average number of shares not subject to possible redemption. The Company has dilutive securities in the form of 25,800,000 Warrants, including 5,800,000 Insider Warrants which resulted in approximately 6,212,155 and 5,411,731 incremental common shares for the three and nine months ended September 30, 2008, respectively, and resulted in 5,121,027 from September 6, 2007 (date of inception) to September 30, 2009, using the treasury stock method, based on the assumed exercise of the Warrants. No incremental shares were included in diluted loss per common share for the three and nine months ended September 30, 2009 since the Company reported a net loss for the period then ended, and their inclusion would be anti-dilutive. The incremental shares are added to the basic weighted average number of common shares outstanding (not subject to possible redemption), used in the calculation of diluted net income per share.

Fair Value of Financial Instruments —The carrying amounts of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures” (formerly FAS 157, Fair Value Measurements), approximate their fair value presented in the accompanying condensed balance sheets, due to their short-term maturities.

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

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

FASB ASC 740-10 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standard.

Common Stock Subject to Possible Redemption

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

ATLAS ACQUISITION HOLDINGS CORP.
(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

Note 3 — Summary of Significant Accounting Policies - (continued)

Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009, which will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009, which will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The “FASB Accounting Standards Codification”™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants. The standard is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the standard on September 30, 2009, which did not have a material impact on its unaudited condensed financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted the provisions of the standard, which had no effect on the unaudited condensed  financial statements and subsequent events through the date of this report. The Company evaluated subsequent events from October 1, 2009 to November 9, 2009, the date the Company issued its unaudited condensed consolidated financial statements.

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

Note 6 — Fair Value Measurements

Effective January 1, 2008, the Company implemented FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820) for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly and Level 3 inputs are unobservable inputs for which little or no market data exists, therefore requiring a company to develop its own assumptions.

The following table shows, by level within the fair value hierarchy, the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis at September 30, 2009:

Description	September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:

Cash and cash equivalents	$44,143	$44,143	$-	$-

Investments held in Trust Account	200,045,752	200,045,752	-	-

Total	$200,089,895	$200,089,895	$-	$-

The fair values of the Company’s cash equivalents and investments held in the Trust Account are determined through market, observable and corroborated sources.

Note 7 — Commitments

Administrative Fees

Commencing on January 23, 2008, the Company agreed to pay an affiliate of one of its sponsors $10,000 per month for office, administrative, technology, and secretarial services. The Company recognized $30,000 and $30,000 of such expense during the three months ended September 30, 2009 and 2008, respectively, $90,000 and $82,903 of such expense during the nine months ended September 30, 2009 and 2008, respectively, and $202,903 for the period from inception (September 6, 2007) to September 30, 2009, which is included in general and administrative costs on the accompanying condensed statements of operations.

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

Note 8 — Capital Stock - (continued)

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

As of September 30, 2009, we had no contractual obligations other than standard non-disclosure agreements in connection with our due diligence of business combination targets.

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

Net loss for the three months ended September 30, 2009 was approximately $158,000, which consisted of $177,000 of interest income and $82,000 benefit for income taxes offset by $417,000 of general and administrative costs.

Net income for the three months ended September 30, 2008 was approximately $372,000, which consisted of $742,000 of interest income offset by $178,000 of general and administrative costs and $192,000 provision for income taxes.

Net loss for the nine months ended September 30, 2009 was approximately $506,000, which consisted of $303,000 of interest income and $263,000 benefit for income taxes offset by $1,072,000 of general and administrative costs.

Net income for the nine months ended September 30, 2008 was approximately $1,036,000, which consisted of $2,154,000 of interest income offset by $591,000 of general and administrative costs, $526,000 provision for income taxes, and $1,000 of interest expense.

Net income for the period from September 6, 2007 (date of inception) to September 30, 2009 was approximately $567,000, which consisted of $2,773,000 of interest income offset by approximately $1,913,000 of general and administrative costs, $290,000 provision for income taxes, and $3,000 of interest expense.

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

Since the consummation of our initial public offering through September 30, 2009, we have generated $2,752,141 of interest income on the net proceeds of our initial public offering held in the trust account, of which $1,837,389 has been withdrawn for working capital purposes and $45,752 has been credited to the balance of the trust account and not withdrawn.  We have also withdrawn $869,000 from the trust account for the payment of income taxes.  At September 30, 2009, we had the right to withdraw from the trust account an additional $1,662,611 to fund our working capital needs.  Although we have the authority to withdraw such additional funds from the trust account in the future for working capital purposes before reaching the $3.5 million that may be released to us, we do not expect that our earnings on the trust account will be sufficient to enable us to withdraw this amount based on current average yield rates on qualified securities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $194.2 million of the net offering proceeds (which includes $8,955,000 of the proceeds attributable to the underwriters’ discount), plus $5.8 million we received from the sale of insider warrants simultaneously with the consummation of our initial public offering, has been placed into a trust account at Bank of America, maintained by American Stock Transfer & Trust Company, as trustee. As of September 30, 2009, the balance of the trust account was $200 million. The proceeds held in trust will only be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

At September 30, 2009, the proceeds held in trust were invested in three money market funds, which include, among other things, short-term debt securities issued or guaranteed by the U.S. government and domestic or foreign financial institutions, commercial paper and other short-term corporate obligations, repurchase agreements, and asset-backed securities.  We may in the future invest the proceeds held in trust in different money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 or U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.

The U.S. and world financial markets have been experiencing extreme and unprecedented volatility. In light of these difficult conditions and the on-going developments in the regulatory environment surrounding the financial markets, there can be no certainty as to the effect these events will have on U.S. Treasury bills, notes, and other short-term obligations.

During the quarter ended September 30, 2009, the trust account earned interest in the amount of $175,943, and the effective annualized interest rate payable on the trust account was approximately 0.35% (based on the average yield earned during the last reported quarterly period). Assuming no other changes to our holdings as of September 30, 2009, a 0.10% decrease in the yield on the trust account would result in a decrease of approximately $50,000 in the interest earned on the trust account during the following fiscal quarter.

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

(b)	Changes in Internal Control over Financial Reporting

During our quarterly period ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATLAS ACQUISITION HOLDINGS CORP.

Date:	November 9, 2009	By:	/s/ James N. Hauslein
		Name:	James N. Hauslein
		Title:	Chairman of the Board, Chief Executive Officer, and Treasurer